Form 10QSB
period 2001-03-31
GOLDEN CHOICE FOODS CORP
filed 2001-06-01
CIK 1019216

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period               to
                                 ------------


                 Commission File Number     333-41644
                                        ------------------

                INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                ---------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

Nevada                                   33-0903004
------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


180 Newport Center Drive, Suite 180
Newport Beach, CA                        92660
-----------------------------------      -----
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:   949-720-8470
                                                  ------------

                   GOLDEN CHOICE FOODS CORPORATION
                   -------------------------------
         (Former name, former address and former fiscal year,
                    if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    [ ] Yes    [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
18,623,274 Shares of $.001 par value Common Stock outstanding as of June 1, 2001.

                   PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and the nine months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2001.

            International Food Products Group, Inc.
          (formerly Golden Choice Foods Corporation)

                       Balance Sheet

                         (Unaudited)

                      March 31, 2001

                           ASSETS

Current assets:
   Cash and equivalents                                     $    15,151
   Trade accounts receivable, net of allowance for
     doubtful accounts of $68,000                               191,132
   Inventories                                                  234,617
   Prepaid expenses                                               2,165
                                                          -------------
Total current assets                                            443,065

   Note receivable from officer                                  12,714
   Property and equipment, net                                   11,706
   Intangible assets, net                                        25,435
   Other assets                                                   6,574
                                                          -------------
       Total assets                                       $     499,494
                                                          =============

             LIABILITIES AND SHAREHOLDERS'  EQUITY


Current liabilities:
   Accounts payable                                       $     249,557
   Accrued payroll                                                3,000
   Accrued liabilities                                            1,065
                                                          -------------
       Total liabilities                                        253,622
                                                          -------------
Commitments and contingencies

Shareholders' equity
   Common stock; $0.001 par value; 50,000,000 shares
     authorized; 18,623,274  shares issued and
     outstanding at March 31, 2001.                              18,623
Additional paid-in capital                                    2,095,120
Accumulated deficit                                          (1,867,871)
                                                          -------------
Total shareholders' equity                                      245,872
                                                          -------------
Total liabilities and shareholders' equity                $     499,494
                                                          =============

The accompanying notes are an integral part of the financial statements.
                                F-1

               International Food Products Group, Inc.
             (formerly Golden Choice Foods Corporation)
                Statement of Shareholders' Equity

                           (Unaudited)

         For the Nine Month Period Ended March 31, 2001
               And For the Year Ended June 30, 2000
---------------------------------------------------------------------------
                                             Amount
                                             Receiv-
                                             able
                                      Addi-  From                     Total
                                     tional  Officer       Accumu-    Share-
                  Common  Common    Paid-in  on Common      lated  holders'
                  Shares   Stock    Capital  Stock        Deficit    Equity
              ---------- -------  ---------  --------- ----------  --------
Balance,
June 30, 1999 17,056,366 $17,056 $1,159,937  $   (975)$(1,225,538) $(49,520)

 Payment of a
  receivable
  arising from
  the issuance
  of stock             -       -          -       975           -       975

 Shares issued
  in a private
  placement,
  net of the
  effect of
  186,142 shares
  and the fair val-
  ue of 400,000
  options issued
  as commissions
  and cash commis-
  sions of
  $98,825      1,566,908   1,567    935,183         -           -   936,750

 Net loss              -       -          -         -    (339,477) (339,477)
              ---------- -------  ---------  --------- ----------  --------
 Balance,
  June 30,
  2000        18,623,274  18,623  2,095,120         -  (1,565,015)  548,728

 Net loss              -       -          -         -    (302,856) (302,856)
              ---------- -------  ---------  --------- ----------  --------

 Balance,
  March
  31, 2001    18,623,274 $18,623 $2,095,120         - $(1,867,871) $245,872
              ========== =======  =========  ========= ==========  ========


 The accompanying notes are an integral part of the financial statements.

                 International Food Products Group, Inc.
             (formerly Golden Choice Foods Corporation)

                     Statements of Operations

                           (Unaudited)

              For the Three and Nine Month Periods
               Ended March 31, 2001 and 2000

                            For the Three Month            For the Nine Month
                      Periods Ended March 31,      Periods Ended December 31,
                      -------------------------    -------------------------
                             2001          2000           2001          2000
                             ----          ----           ----          ----
Net sales                $809,673      $404,167     $1,452,306      $934,217
Cost of sales             567,629       300,717      1,067,298       704,033
                         --------      --------       --------      --------
   Gross profit           242,044       103,450        385,008       230,184

Selling expenses          195,684        53,918        284,467       158,071
General and admini-
 strative expenses        101,242       113,603        404,935       314,796
                         --------      --------       --------      --------
   Loss from opera-
     Tions                (54,882)      (64,071)      (304,391)     (242,683)
                         --------      --------       --------      --------

Other income (expense):
  Interest expense            (18)       (3,901)           (18)       (7,583)
  Interest income             445           361          3,182           737
                         --------      --------       --------      --------
                              427        (3,540)         3,164        (6,846)
                         --------      --------       --------      --------

Loss before provision
 for income taxes         (54,455)      (67,611)      (301,227)     (249,529)
Provision for income
 Taxes                         29        (1,638)        (1,629)       (1,638)
-
                         --------      --------       --------      --------
Net loss                $ (54,484)     $(69,249)     $(302,856)    $(251,167)
                        =========      ========      =========     =========
  Net loss per
   share, basic
   and diluted          $       -            -      $   (0.02)    $   (0.01)

  The accompanying notes are an integral part of the financial statements

                International Food Products Group, Inc.
             (formerly Golden Choice Foods Corporation)

                    Statement of Cash Flows
                          (Unaudited)

 For the Nine  Month Periods Ended March 31, 2001 and 2000

                                                    For the Nine Month
                                                Periods Ended March 31,
                                                --------------------------
                                                        2001          2000
Cash flows from operating activities:
   Net loss                                        $(302,856)    $(251,167)
    Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation                                     4,054         1,442
      Amortization                                     1,682         1,032
      Provision for losses on trade
        accounts receivable                           62,918         8,000
    Decrease (increase) in assets:
      Trade accounts receivable                      (14,270)      (99,567)
      Inventories                                    (50,340)      (61,567)
      Prepaid expenses                                   807        26,511
      Other assets                                    (7,215)       13,756
    Increase (decrease) in liabilities:
      Accounts payable                               (22,373)      (66,462)
      Accounts payable, related party                      -        (7,859)
      Other current liabilities                            -        38,798
      Accrued liabilities                            (29,184)            -
                                                   ----------    ---------
Net cash used in operating activities               (356,777)     (397,083)
                                                   ----------    ---------
Cash flows provided by (used in) investing
  activities:
    Purchases of property and equipment               (5,800)         (656)
    (Increase) decrease of notes receivable
      from officer                                    (3,700)        9,446
                                                   ----------    ---------
Net cash provided by (used in) investing
  Activities                                          (9,500)        8,790
                                                   ----------    ---------
Cash flows provided by (used in) financing
  activities:
    Payment on notes payable to officers                   -       (32,000)
    Proceeds of notes payable                              -       (15,000)
    Proceeds from the issuance of common stock             -       464,590
                                                   ----------    ---------
Cash provided by financing activities                      -       417,590
                                                   ----------    ---------

Net increase (decrease) in cash                     (366,277)       29,297
Cash and equivalents at beginning of year            381,428         4,265
                                                   ----------    ---------
Cash and equivalents at end of year                 $ 15,151    $   33,562
                                                   ==========    =========


            Supplemental Disclosures of Cash Flow Information

Interest paid                                             $18       $8,020
Income taxes paid                                      $1,620         $838

The accompanying notes are an integral part of the financial statements.
                               F-4

                  International Food Products Group, Inc.
             (formerly Golden Choice Foods Corporation)
                   Notes to Financial Statements
                            (Unaudited)
                    As of March 31, 2001 and
                For the Three and Nine Months Periods
                  Ended March 31, 2001 and 2000
1.   Basis of Presentation
     ---------------------

     In the opinion of the International Food Products Group, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed financial statements, necessary to present fairly its financial position as of March 31, 2001, the results of its operations for the three and nine month periods ended
     March 31, 2001 and 2000, the related statement of shareholders' equity for the nine month period ended
     March 31, 2001 and the year ended June 30, 2000 and the related statements of cash flows for the nine month periods ended March 31, 2001 and 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. The statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report for the year ended June 30, 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Description of the Company's Business
     -------------------------------------

     The Company was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. On June 1, 2000, the Company was redomiciled in the State of Nevada. Sales of the Company's snack food products commenced in fiscal year
     1997.

     The Company has concentrated its efforts on the marketing and sales of its potato-based snack food called "G.O.T. Fries". All products are produced to Company specifications by a third party food processor ("co-packer"). Individual product bags and shipping boxes are designed by the Company and provided to the co-packers located in Chicago, Illinois and San Bernardino, California, to package product orders. In general, the co-packer produces, packs, and warehouses the finished products, until they are shipped to the customers. During the nine month period ended March 31, 2001, the Company discontinued the use of the services of the co-packer located in Chicago, Illinois and now only utilizes the co-packer in California.

3.   Research and Development
     ------------------------

     Research and development costs are expensed as incurred. For the three month periods ended March 31, 2001 and 2000, these costs were $4,087 and $0, respectively.
     For the nine month periods ended March 31, 2001 and 2000, these costs were $4,250 and $14,398, respectively.

4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate used in the provision for income taxes to the U.S. statutory rate is as follows:

                                                For the Three Month
                                         Periods Ended March 31,
                                         --------------------------
                                                  2001         2000
                                                  ----         ----
Tax expense at U.S. statutory rate               (34.0)%      (34.0)%
State tax provision                                0.0          0.3
Other                                              0.4          0.4
Change in valuation allowance                     33.6         33.6
                                                  ----         ----
  Effective income tax rate                       0.0%         0.3%
                                                  ====         ====

                  International Food Products Group, Inc.
                (formerly Golden Choice Foods Corporation)
                   Notes to Financial Statements
                            (Unaudited)
                    As of March 31, 2001 and
                For the Three and Nine Months Periods
                  Ended March 31, 2001 and 2000

4.   Income Taxes Continued
     ----------------------

                                                  For the Nine Month
                                              Periods Ended March 31,
                                         --------------------------
                                                  2001         2000
                                                  ----         ----
Tax expense at U.S. statutory rate               (34.0)%      (34.0)%
State tax provision                                0.6          0.3
Other                                              0.4          0.4
Change in valuation allowance                     33.6         33.6
                                         -------------  -----------
Effective income tax rate                          0.6%         0.3%
                                         =============  ===========

5.   Contingencies
     -------------

     Lack of Insurance Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During fiscal year 2000, the Company was named as an additional insured with respect to general liability, on the general liability policies of its two co-packers, and believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.


6.	Loss Per Share
      --------------

Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The computations of basic and diluted loss per common share are as follows:

                                                For the Three Month
                                            Periods Ended March 31,
                                         --------------------------
                                                  2001         2000
                                                  ----         ----
Basic loss per common share:
  Net loss                                $    (54,484) $   (69,249)
  Weighted-average shares -
    basic and diluted                       18,623,274   17,376,854
                                         -------------  -----------
Basic and diluted loss per common share   $          -  $         -
                                         =============  ===========

                  International Food Products Group, Inc.
                (formerly Golden Choice Foods Corporation)
                   Notes to Financial Statements
                            (Unaudited)
                    As of March 31, 2001 and
                For the Three and Nine Months Periods
                  Ended March 31, 2001 and 2000

6.   Loss Per Share, Continued
     -------------------------
                                                  For the Nine Month
                                              Periods Ended March 31,
                                         --------------------------
                                                  2001         2000
                                                  ----         ----

Basic loss per common share:
     Net loss                             $   (302,856) $  (251,167)
     Weighted-average shares -
       basic and diluted                    18,623,274   17,318,210
                                          ------------  -----------
     Basic and diluted loss per
       common share                       $      (0.02) $     (0.01)
                                          ============  ===========

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

                                                For the Three Month
                                             Periods Ended March 31,
                                         --------------------------
                                                  2001         2000
                                                  ----         ----
Shares of common stock issuable under:
     Employee stock options                  6,100,000    3,650,000
     Nonemployee stock options                 400,000      100,000
                                          ------------  -----------
                                             6,500,000    3,750,000
                                          ============  ===========

                                              For the Nine Month
                                             Periods Ended March 31,
                                         --------------------------
                                                  2001         2000
                                                  ----         ----
Shares of common stock issuable under:
     Employee stock options                  6,100,000    3,650,000
     Nonemployee stock options                 400,000      100,000
                                          ------------  -----------
                                             6,500,000    3,750,000
                                          ============  ===========

  Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2000 and June 30
1999 and for the unaudited financial statements as of March 31, 2001 and for the three month and nine month periods ended March
31, 2001 and 2000.

International Food Products Group, Inc.(formerly Golden Choice Foods Corporation )was formed in April 1996 in the state of Delaware and was re-domiciled in the state of Nevada on June 1, 2000. International Food Products Group, Inc. is engaged in the development, marketing and sales of snack food products. Sales of its snack-food products commenced in fiscal year 1997.

In April of this year, The Company changed its name to International Food Products Group, Inc. (IFPG) and its Registration Statement filed with the Securities Exchange Commission became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. IFPG anticipates that it will file its form 15c211 with the National Association of Securities Dealers (NASD) in May of this year to begin the public trading of its stock on the Bulletin Board after the NASD has approved it.

During the past 2 1/2 years, IFPG's sales have consisted of its potato based snack-food called G.O.T. FRIES. These snacks are produced to IFPG's specifications by a third party food processor ("co-packer"). Individual product bags and shipping boxes are designed by the Company and provided to "co-packers". IFPG currently produces in San Bernardino, California. In general, the "co-packer" produces and packs the product while IFPG maintains responsibility for shipping billing, and collections of its receivables.

IFPG has concentrated its efforts on the distribution of G.O.T.
FRIES through retail grocery chains, mass merchandisers, and club stores. IFPG plans to introduce two new snack products, one in July and the second in August of this year.

Plan of Operations

Under current operating conditions, management believes that IFPG's sources of cash are sufficient to last for the next two to three months. For IFPG to continue to grow its sales it will
need to raise additional capital.   To obtain product placement
in the retail market segment IFPG has to pay significant slotting fees. Due to the high cost of doing business in the Retail market segment, IFPG has decided to concentrate its sales efforts in mass merchandisers, club stores and In & Out promotions with all market segments. These stores and In & Out promotions are not generally subject to slotting fees. Management believes that using this new sales strategy IFPG will begin to be
profitable in the second quarter of fiscal year 2002.   IFPG
plans to raise additional capital through a private stock offering during the next few months. This capital will be used to increase market penetration of G.O.T. Fries and to introduce its two new products into the market place. Management plans to increase its efforts to sell G.O.T. Fries through Mass merchandisers and Club stores over the next twelve months. It believes that this will help increase brand awareness on a broad national basis. Also, sales in this category do not require the payment of slotting fees, although IFPG plans to conduct product demonstrations in these stores. IFPG plans to introduce two new products, one in July, 2001 and the other in August, 2001. Since the stated goal of IFPG is to be a developer of new products; management will continue to work on the creation of new and exciting products that may eventually be introduced into the market place. IFPG will begin to manufacturer in the eastern part of the United States as soon as a new co-packer is ready to produce. Manufacturing at a new location has no impact on IFPG's liquidity, it will however, have a positive impact by reducing the amount of freight paid by IFPG.


Results of Operations for the nine-month periods ended March 31, 2001 and 2000.

Net Sales. Net sales for the nine-month period ending March 31, 2001 compared to the nine-month period ending March 31, 2000 increased approximately 55% from $934,217 to $1,452,306. This increase was the result of a number of In & Out sales promotions with three large mass merchandisers .

Cost of Sales. The Cost of Sales for the nine-month period ending March 31, 2001 was $1,067,298 or approximately 73% of net sales, as compared to $704,033 or approximately 75% of net sales for the nine-month period ending March 31, 2000. Although Cost of Sales remains relatively constant, it is high because of the Company's inefficiencies relating to freight costs. As sales volume per order and the number of truckload orders increase, freight costs per case sold will decrease, resulting in a lower percentage of Cost of Sales.

Selling Expenses. Selling expenses for the nine-month period ending March 31, 2001 were $284,467 or approximately 20% of net sales, as compared to $158,071 or approximately 17% of net sales for the nine-month period ending March 31, 2000. This increase is a direct result of participation in three product demonstrations per store at Sam's Club during a ten week In & Out program.

General and Administrative expenses. General and Administrative expenses for the nine-month period ending March 31, 2001 were $404,932 or approximately 28% of net sales, as compared to $314,796 or approximately 34% of net sales for the nine-month period ending March 31, 2000. This increase in General and Administrative expenses was primarily due to an increase in salaries of approximately $29,000, an increase in rent of $10,000 and an increase in bad debt expense of $56,700 during the nine-month period ending March 31, 2001.

Other Income (Expense). Other Income for the nine-month period ending March 31, 2001, compared to the nine-month period ending
March 31, 2000 increased from  $(6,846) to $3,164.    This
increase was the result of interest income earned on excess cash balances and the reduction of interest expense paid as the result of retiring the Company's short-term obligations.

Net Income (Loss). For the nine-month period ending March 31, 2001, the Company had a net loss of $(302,856) or $0.02 per share as compared to a net loss of $(251,167) or $0.01 per share for the nine-month period ending March 31, 2000. This increase in Net Loss was the result of management's decision to conduct three in-store demonstrations of G.O.T Fries during an In & Out product promotion at Sam's Club, costing approximately $180,000. These Demonstrations were planned in an effort to better promote the Golden Choice Foods brand and to help build a solid business relationship with Sam's Club. As a percentage of net sales the loss decreased from

27% of net sales for the nine-month period ending March 31, 2000, to 21% of net sales for the nine-month period ending March 31, 2001. This decrease in percentage of net sales was due to management's efforts to keep General and Administrative costs down as a percentage of net sales.

Results of Operations for the three-month periods ended March 31, 2001 and 2000.

Net Sales. Net sales for the three-month period ending March 31, 2001, compared to the three-month period ending March 31, 2000 increased approximately 100% from $404,167 to $809,673. This increase in net sales resulted primarily from a ten week In & Out G.O.T. FRIES promotion held at Sam's Club.

Cost of Sales. The Cost of Sales for the three-month period ending March 31, 2001 was $567,629 or approximately 70% of net sales, as compared to $300,717 or approximately 74% of net sales for the three-month period ending December 31, 2000. The decrease in the percentage of net sales was the result of a 7% decrease in the Cost of Finished Goods Sold for the period ending March 31, 2001. This decrease was due primarily to the lower Cost of Finished Goods Sold for the Sam's Club promotion.

Selling Expenses. Selling expenses for the three-month period ending March 31, 2001, were $195,684 or approximately 24% of net sales, as compared to $53,918 or approximately 13% of net sales for the three-month period ending March 31, 2000. This increase in Selling expenses was due to the Demonstrations conducted at Sam's Club.

General and Administrative expenses. General and Administrative expenses for the three-month period ending March 31, 2001, were $101,242 or approximately 13% of net sales, as compared to $113,603 or approximately 28% of net sales for the three-month period ending March 31, 2000. This decrease in General and Administrative expenses was the result of a reduction in compensation due to the resignation of a company officer during the three-month period ending March 31, 2001.

Other Income (Expense). Other Income for the three-month period ending March 31, 2001, compared to the three-month period ending
March 31, 2000, increased from $(3,540) to $427.    This increase
was the result of interest income earned on excess cash balances and the paying off of the Company's short-term obligations that reduced interest expense paid.

Net Income (Loss). For the three-month period ending March 31, 2001, the Company had a net loss of $54,484 or $0.003 per share as compared to a net loss of $69,249 or $0.004 per share for the three-month period ending March 31, 2000. This slight decrease per share resulted primarily because of the 7% decrease in Cost of Goods Sold between the periods.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit
and both long  and short-term debt.   IFPG's principal sources of
liquidity as of March 31, 2001, consisted of approximately $15,151 in cash and cash equivalents and $191,132 in trade accounts receivable, net.

 Total assets decreased from $510,938 as of the period ended March 31, 2000, to $499,494 for the period ended March 31, 2001. This decrease was due to an increase in Bad Debt Expense of over $56,000 from one customer that filed for bankruptcy protection.
Total liabilities decreased from

$344,958 as of the period ended March 31, 2000, to $253,622 for the period ended March 31, 2001. The decrease was attributable to a decrease in accounts payable from $272,750 to $249,557, a decrease in accrued liabilities from $72,208 to $1,065, and repayment of $42,169 of accrued payroll.

The Total Shareholders Equity increased from $165,980 as of the period ended March 31, 2000, to $245,872 as of the period ended
March 31, 2001.  For the nine-month period ended March 31, 2001,
IFPG sold no common shares of stock.

Material events and uncertainties. IFPG anticipates that it will begin to be profitable during the second quarter of fiscal year 2002. Prior to this, IFPG will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, IFPG must be able to continue to develop markets and consumer acceptance of its products.

Forward Looking Statements. Certain of the statements contained in this document involve risks and uncertainties. The future results of IFPG could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document.

While IFPG believes that these statements are accurate, IFPG's business is dependent upon general economic conditions and various conditions specific to the food industry. Accordingly, future trends and results cannot be predicted with certainty.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     General domestic economic and political conditions
* Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange
      Commission
* The availability and timing of receipt of necessary outside capital
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     None

     (b)  Reports on Form 8-K

     None


                             SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

Date:   June 1, 2001


    /s/ Joseph R. Rodriquez, Jr.
By: ___________________________________
    Joseph R. Rodriquez, Jr., President