Form 10KSB
period 2001-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2001-10-15
CIK 1019216

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ______

      Commission File No.  333-41644

              INTERNATIONAL FOOD PRODUCTS GROUP, INC.
              ---------------------------------------
      (Exact name of Registrant as specified in its charter)

                 GOLDEN CHOICE FOODS CORPORATION
                 -------------------------------
                    Former Name if Applicable


NEVADA                                     33-0903004
-------------------------------            -------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

180 Newport Center Drive, Suite 180
Newport Beach, CA                           92660
-----------------------------------         ---------------
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (949) 720-8470

Securities registered pursuant to Section 12(b) of the Act:
none

Securities registered pursuant to Section 12 (g) of the Act:
50,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period that
the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form
10-KSB. [  X ]

Revenues for the fiscal year ending June 30, 2001 were $
1,860,715

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2001 is $9,986,031.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2001 is 18,643,274.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                          PART I

Item 1. Description of Business

Corporate History

International Food Products Group, Inc.(IFPG) formerly Golden Choice Foods Corporation dba Golden Choice
Foods was incorporated in April 1996 pursuant to the laws of the state of Delaware. On June 1, 2000, the Company re-domiciled in the state of Nevada. In April, 2001 the Company changed its name to International Food Products
Group, Inc.(IFPG) and is fully reporting with the SEC pursuant to Section 12(g) of the Securities Exchange Act.
IFPG recently filed with the NASD its application for a listing symbol on the OTC Bulletin Board which is necessary to initiate the public trading of its shares.

General Overview

IFPG is a developer and marketer of new food products. By its fiscal year end for 2004, managements goal is to be generating revenues in excess of twenty five million dollars per year. We believe this can be accomplished through sales generated from existing brands, newly developed products and acquisitions of small, regional marketing/manufacturing companies. These numbers could even increase through acquisitions that have already been identified.

Using less than two million dollars of investment capital, IFPG has been engaged in product development since its inception, resulting in the issuance of two U.S.
design patents, one of which, G.O.T. Friesr, has been successfully introduced into the market place. IFPG has also completed the development of a number of significant new products that are now ready for market introduction, the issuance of numerous registrations and trademarks for its corporate names, brands, product names, flavors, and a signature character named Gotfrie!

IFPG  is positioned  for rapid growth.  In addition to
the products mentioned above, other new items will be
introduced  in 2001 adding to  its continuing  expansion.
The Company is  negotiating to acquire a fully developed
appetizer/entree ready for packaging and marketing.  This
product could be ready for introduction as early as the
third quarter of 2002.   Additionally, the Company has
identified two regionally branded manufactures that are potential acquisition candidates. These acquisitions would be the basis for significant growth during the following years. Management is aware of other local and regional brands that we believe could be acquired which would add positively to IFPG's profitability and increased sales.
Management has been planning and preparing for this anticipated growth, and is committed to achieving optimum results.

Products

G.O.T. FRIES (R)

G.O.T. FRIES (R) (Great Original Tasting!) - a crinkle-cut French-fry style snack, the first mainstream brand to be introduced into the consumer market by IFPG, is the result of two years of product development. Made from potato and corn, extruded, and baked to a light crunchy texture, they contain less fat than most traditional items found on the snack aisle, yet have an extraordinarily high flavor profile. It cannot be overemphasized that their originality has been recognized with the issuance of a US design patent. G.O.T. FRIES (R) is currently available in three flavors:
"All American" (TM),  "Southwestern", and "Traditional-Lightly
Salted".

We believe G.O.T. FRIES (R) is as interesting a product to enter the snack food industry as any in the past twenty years. We believe it stands alone on the chip aisle without a direct competitor. The Snack Food
Industry Association reported that G.O.T. FRIES (R) ranked number 14 on the top 20 list of new/re-launched snack category products this past year out of the thousand of products introduced. Considering the brand has no advertising and very little on-shelf exposure, that represents a remarkable achievement. Although all salty snacks compete for the same customer, most of these snacks are grouped under broad headings such as potato chips, corn chips, tortilla chips, cheese puffs or pretzels.
G.O.T. FRIES (R) does not fall under one of these types of classifications, thereby causing it to standout amongst the crowd of salty snacks. Because of this distinction, many snack buyers have wanted to place G.O.T. FRIES (R) on their aisle. It is a product that is identifiable and recognizable to all consumers. The French-fry is one of the most popular foods in America. MacDonald's (R), alone, sells over nine million (9,000,000) orders of french-fries per day. Sandwich shops, not possessing a deep fryer, want a product that will attract french-fry customers. G.O.T. FRIES (R) appears to be the first potential product to fill this requirement, because it is also microwavable. G.O.T. FRIES (R) also benefits indirectly from the advertising by the milk industry - with its "Got milk" campaign. This benefit is a result of the consumer awareness with the term "GOT". The "Got Milk" ad campaign appeared to be very successful in drawing the attention of viewers with its funny and interesting tales. Since most consumers have seen at least one or more of the "Got Milk" commercials, it is management's belief that when the consumer sees the word got in G.O.T. FRIES (R) that they will be more apt to look closer at the packaging, thereby increasing the chance for a purchase.

JUST POPPED (TM) popcorn

Popcorn sales are on the rise in the United States and
IFPG believes with its branded line of creative new
products that   it can capture a share of the market.  With
its two distinctive lines of popcorn, Kettle corn\Kettle
Corn - Organic and Chicago style Caramel & Cheese, IFPG is ready to begin delivery to the country's major retailers such as Sam's, Wal-Mart, Walgreen's, and B.J.'s amongst others. JUST POPPEDT popcorn is manufactured in the Chicago area and will be distributed on a national basis.

California Cheese Puffs (TM)

California Cheese Puffs (TM) will be manufactured and distributed in Southern California, Las Vegas and parts of Arizona. A shortage of cheese puff manufactures exists in these regions and IFPG will fill this need with its upscale product. Cheese puffs are considered a commodity snack and require minimal promotional dollars to be spent against the sales of the product. The Company has identified the major purchasers of cheese puffs and expects to begin shipping to them in October, 2001.

AW-Shucks TM

AW-SHUCKS (TM), a branded line of corn based products currently consisting of AW-SHUCKS Stone Ground Tortilla
Chips (TM) with flavors such as Hot Tamale Madness (TM), and Fajita Grill (TM) and AW-SHUCKS Corn Off the Cob (TM), is an extruded snack resembling corn being sliced off of the cob, again in unique flavors. AW-Shucks TM - Corn Off the Cob is protected by a US Design patent and the Company expects to introduce it in first Quarter of 2003.

Other Products

IFPG has other  products in  development.  These
will have both regional and national potential. Most of
these products  revolve  around  IFPG's   ability  to
manufacture   unique, recognizable,  3-dimensional  shapes,
that, combined with management's expertise with licensing, should allow the Company to expand into the lucrative entertainment industry, i.e. Pokemon,
Flintstones, etc. Most of these shapes are proprietary and timing of their introduction into the market has yet to be determined.

Product Development

As is apparent from the current products the Company has developed and subsequently patented, management believes it can formulate other product opportunities that will be successful in the consumer market. The Company has several projects in various stages of development. Management takes great pride in its hands-on approach to product development. Much of its time is spent on creating new and unique opportunities. The
Company works with various flavor-creators, to formulate new and interesting seasonings. It also draws on the creative artistry of advertising agencies and independent artists. The management team is knowledgeable and experienced in the operation of all equipment utilized in the extrusion manufacturing process.

Business Strategy

IFPG's immediate objective is to reach over five
million eight hundred thousand dollars ($5,800,000) in
sales volume through June 30, 2002, eleven million eight
hundred
thousand  dollars ($11,800,000) through June 30,
2003, and  twenty five million  dollars  ($25,000,000)
through June 30, 2004. Although the projections may appear aggressive, management feels that they actually are conservative considering the size of the category and the potential for its new snack item introductions.
To accomplish this, management will continue to introduce new products as well as seek acquisition candidates in both product sales and manufacturing.

Operations

Since the inception of the business, management has maintained a policy that during the early growth years of the Company, any operation that can be subcontracted will be subcontracted. This gives IFPG limited exposure to labor costs and greater flexibility in carrying out its business plan. In all operational areas, this provides
IFPG with complete services, from proven professionals, at reduced costs rather than increased staffing costs that are not practical at this time, thereby protecting
IFPG's  profit margin.

Of particular  concern are the areas of
manufacturing and distribution of product. These two strategic areas are the most likely to impact IFPG in terms of capital resources and its ability to meet its customer's demands for on-time deliveries. By sub-contracting it's manufacturing, cost of goods sold becomes a fixed cost, thereby requiring less investment in production assets.

Freight  is  one of  the Company's most
significant expenses. Management continues to seek and implement strategies for reducing the cost of shipping.

Rather than assume the financial burden of a full time shipping staff, the Company contracts the services of a transportation agency. For a flat monthly fee and a percentage of the actual cost of the shipment, the agency acts as the shipping department. As IFPG adds more shipping points, the agency will also service those locations.

By using these sub-contractors, IFPG is able to get the highest quality of service for a fixed cost, giving it the flexibility to make rapid business decisions, allowing for immediate expansion or reduction with little impact to its internal structure.

This strategy gives IFPG the ability to grow operationally at a rapid rate without the need for additional capital or personnel. It also makes it easier to manage and integrate all of its resources. As sales increase, management will select other co-packers strategically located. This will reduce the cost of shipping by selecting the manufacturer closest to the point of origination of the ordering customer, as well as, increase IFPG's ability to make on-time-deliveries.
This will lead to better customer service. As a result of the lower freight costs and the fixed cost of production, IFPG will be able to sell its products at a reduced cost to its customers, thereby enabling the stores to sell to the ultimate consumer at the lowest possible price. By using the service of multiple co-packers, IFPG will not be faced with the additional overhead resulting from the variable costs associated with owning its own plant or having to provide the capital to acquire its own facility. Another great benefit is the fact that IFPG will be able to keep finished goods inventory at a minimum.

Sales Overview

IFPG will focus the sale of its products in the following market segments:

   * Retail (grocery chains, food markets, & drug stores)
   * Mass merchandisers and Club Stores
   * Food service (sandwich shops, arenas, stadiums, etc.)

Management expects the Company's growth to come primarily from retail, mass merchandisers and club stores. The Company employs a master sales broker to direct its sales efforts. This master sales broker directs a sales force consisting of individual food brokers and in some cases other master food brokers. These brokers are selected for their experience in selected market segments and for their existing relationships with selected accounts within their respective sales territories. As the Company grows it will hire 2 to 3 regional sales managers to make direct sales calls and to grow the broker networks in the various market segments
The Market

As discussed earlier, every segment of retail is a target market for the Company. The most significant is the grocery industry; which is one of the largest and most competitive business sectors in our economy. Like many businesses, consolidation has been the operative word in the last few years. Of the total retail grocery business nationally, of two hundred and fifty billion dollars
($250,000,000,000), the top ten chains represent forty-four percent (44%) or one hundred and ten billion dollars
($110,000,000,000). Likewise, the suppliers or vendors to the retail trade are also merging. The result is that many of the consumer identifiable brands are part of large national and multi-national companies, all competing for the precious selling space provided by the retail trade.
While Fortune 500 companies own many of the "household" names, over twenty thousand (20,000) different companies are represented in the average supermarket. The grocery business is truly a multi-varied, multi-opportunistic, and entrepreneurial microcosm of the American economy.

Within the consumer goods retail  business,  the snack
food industry is one of the  largest  and  highest  volume
categories  - a fifty  billion-dollar ($50,000,000,000)
business   worldwide   and  over  twenty   billion
dollars ($20,000,000,000) domestically.  Growing at an
annual rate of ten percent (10%), this "power" category is
dominated by one multinational  company.  However, this
dominance  presents many  opportunities.  Because  snack
foods appeal to nearly every consumer,  regardless of
demographics, literally every type of retailer, grocery
chains,  gas  stations,  mass  merchandisers,   food
service, vending machines, drug stores, military and club stores carries some snack selections. These retailers are on the lookout for more varied sources of supply, not wishing to be dependent upon the dominant company. Consumers, ever fickle, are constantly looking for new snacks to try because snacks are an impulse driven purchase. To put these dynamics into statistical perspective, a one-tenth of one percent (.1%) share of the snack business represents fifty million dollars
($50,000,000) in business. That spells opportunity!

Sales and Marketing Strategy

Because  the  snack  business  is  essentially  an
impulse   business, aggressive sales and marketing
techniques are mandatory. The Company is making every effort to insure strong distribution. The Company also plans to use various promotions and advertising to create consumer awareness and trial of the product.
Once the consumer tries its products, management is confident of repeat purchases.

Every  class  of  trade  and  channel  of
distribution  has  different merchandising and promotion
requirements.  For example, one major grocery chain may
require an "every day low price" (edlp),  while another, in
the same market, may  look  for  aggressive  promotional
support  several  times a  year.  Also, different  classes
of  trade  have  different   distribution  or  gross
margin requirements. A "club" store works on a lower gross margin than a mass merchandiser; which works on a lower gross margin than a grocery store; which works on a lower gross margin than a chain drug store. Some accounts want the product shipped to their warehouse for them to distribute to the stores. Others require the product shipped directly to each store and stocked on the shelves by a third party. The Company has developed a comprehensive and flexible pricing, distribution and promotion schedule that is tailored for each class of trade and channel of distribution.

The Company feels the most significant volume opportunity lay with the Retail, Mass Merchandise, and Club store market segments. The Company's goal is to get product placement in as many outlets as possible. It intends to accomplish this goal by increasing its sales representation in these market segments, thereby, enabling the Company to present its products in as short a period of time as possible. The Company has found that when its products are introduced to a buyer that they have been met with very positive reactions and a large percentage of these buyers have agreed to place one or more of the Company's products in their stores.

Competition

First  there  is  PepsiCo/Frito   Lay,  a  twenty  one
billion dollar ($21,000,000,000) behemoth with approximately twenty five percent (25%) of the international snack food business and sixty percent
(60%) of the domestic business. The other competitors represent an interesting mix. For the most part they fall into two groups: 1) local or regional suppliers of the basic core snacks: potato chips, tortilla chips, popcorn, pretzels or cheese puffs or 2) specialty companies, that provide much of the same basic products and shapes with different ingredients. Examples of these would be pasta, carrot, terra, and multi-grain chips. These two groups have produced a wide variety of choices to an increasing array of consumers. The established brands maintain their traditional market share, but the consumer clamors for something new.

Although every product in the snack aisle represents competition for the consumers' dollar, each of the Company's products has something special about it that set it apart from most of the other products in the salty snack category.

G.O.T. Fries (R) appeals  to both  french  fry and
potato  chip  consumers  giving it a positive advantage on
the snack aisle.   Essentially it is a new product to the
snack category in all market segments. At this time it would generally be considered a new brand with growing brand awareness. It is competitively positioned in terms of pricing in all market segments.

The Company's products are sold in very
attractive, appealing packaging, while the products themselves are upscale with new and exciting flavors giving the consumer a positive alternative choice. The main goal of the Company, from a competitive standpoint, is to get good product placement in all market segments, either on an end of aisle display or eye level shelf placement. Since "G.O.T. Fries" (R) is new to most consumers, it is important for it to be placed where it can easily be seen until it acquires brand recognition. It has been shown that where the product is placed in a display easily seen by the consumer, that it has sold very well, such as in Publix Stores. The Company also relies on in-store demonstrations to help drive the consumer to become aware of its products. This has worked very well in stores such as Costco, where the product sells extremely well when it is being demonstrated. The Company has also offered free product to customers of some chains to develop product awareness. As sales grow and capital permits, the Company plans to begin media advertising in print, radio, and television. At this time no such programs have been undertaken by the Company.

Employees

Many of IFPG's operations are conducted through the use of independent contractors. Independent contractors perform such duties as selling, manufacturing, shipping and computer services. Because of this policy, IFPG currently has three full time employees.

Government Regulations

As a developer  and  distributor  of food
products,  the Company is subject to the "Federal Food,
Drug and Cosmetic Act" and regulations promulgated
thereunder,  by the Food and Drug  Administration ("FDA").
This  comprehensive regulatory   agency  governs  the
manufacture   (including   composition  and ingredients),
labeling, packaging and safety of food. The FDA regulates manufacturing practices for foods through its current "good manufacturing practices" regulations. It also specifies the standards of identity of certain foods, including the products sold by the Company. It stipulates the format and content of specific information mandatory on food product labels.

In addition,  the FDA enforces the Public  Health
Service Act,  which regulates   conduct  required  in
preventing the transmission or spread of communicable diseases. The Company is also subject to state and local regulation, through the licensing of manufacturing facilities. State and local health agencies enforce standards for the Company's products; and inspects the Company's facilities; and regulate its trade practices.

To monitor product  quality,  the Company maintains
quality control programs  during all  stages of processing.
Management  believes  that  the Company's production  and
manufacturing   practices comply  with  applicable
government regulations.

Principal Supplier/Co-Packer

Our principal seasoning supplier is International
Flavors and our principal co-packer is Anita's Mexican
Foods Corporation.

Research and Development

In the fiscal year 2001, monies spent towards research and development increased to $960 from $0 spent in the prior fiscal year.

Item 2. Description of Property

Third party contractors produce and ship the products of IFPG. Accordingly, the only facilities utilized by IFPG are 500 square feet of office space located at 180 Newport Center Drive, Suite 180, Newport Beach, California. IFPG occupies the space pursuant to a lease agreement in which the lease is renewed annually. IFPG believes that if it should ever lose the lease, it would not be difficult to obtain a comparable and satisfactory office location.

Item 3. Legal Proceedings

IFPG is not a party to any material legal proceedings and to IFPG's knowledge, no such proceedings are threatened or contemplated. At this time, IFPG has no material bankruptcy, receivership, or similar proceedings pending.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of shareholders held during the fiscal year ended June 30, 2001.

                           Part II

Item 5. Market for Registrant's Common Equity and Related
Stockholders Matters


Market Information

Currently, there is no public market for the Company's common stock, and there can be no assurance that an active public market for this stock will develop or will be sustained. IFPG has submitted an application to be listed on the OTC Bulletin Board. However, no assurance can be provided that our stock will be listed, and if listed, that an active market will develop.

At June 30, 2001 there were 224 record holders of IFPG's
Common Stock.

IFPG has not previously declared or paid any dividends on its Common Stock and does not anticipate declaring any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The
Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1) we would not be able to pay our debts as they become due in the usual course of business; or

(2) our total assets would be less that the sum of our total liabilities.

Recent Sales of Unregistered Securities

The following are all equity securities issued by IFPG during the fiscal year ended June 30, 2001 that were not registered under the Securities Act.

Shares Issued for Services

In the year ended June 30, 2001, the Company issued 20,000 shares of common stock for advertising services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. The issuance of the stock did not involve any public offering within the meaning of section 4(2) of the Securities Act of 1933 (the
"Act") and was therefore exempt from registration under
section 5(a) of the Act.

Item 6. Management's Discussion and Analysis or Plan of
Operation

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended June 30, 2001 and June 30, 2000.

International Food Products Group, Inc. (formerly Golden
Choice Foods Corporation) was formed in April 1996 in the state of Delaware and was re-domiciled in the state of Nevada on June 1, 2000. International Food Products Group,
Inc. is engaged in the development, marketing and sales of snack food products. Sales of its snack-food products commenced in fiscal year 1997.

In April of this year, The Company changed its name to International Food Products Group, Inc. (IFPG) and its
Registration Statement filed with the Securities Exchange
Commission became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. IFPG has filed its application with the National Association of Securities
Dealers (NASD) for a listing on the OTC Bulletin Board and to initiate the public trading of its stock.

Although IFPG has engaged in the selling of its products, management has been focused on product development.
Management feels that the transition from a product development company to one of branded sales and marketing is now complete. Management believes that IFPG is extremely well positioned for growth and profitability in the coming years with its new product lines which it will be introducing during fiscal year 2002. The Company's product lines now consist of the following products:

G.O.T. Fries (R), our patent protected crinkle cut French fry style snack continues to experience sales growth nationally. Its proprietary flavors are now offered in five different sizes to service all classes of trade. Snack
Food Magazine recently reported that G.O.T. Fries (R) ranked as one of the top new product introductions of the past year.

California Cheese Puffs (TM) is in the process of being introduced into the marketplace. This attractively packaged, tasty, upscale product, made with real California cheese, is designed to meet local and regional demand.

Just Popped (TM) is our entry into the popcorn segment of the snack industry. The product line includes a "Chicago" style popcorn which is a blend of caramel and aged cheddar cheese and two gourmet Kettle Corn's, traditional and organic. We believe that it has great taste and outstanding design.

AW-Shucks (TM) corn chip is our first item introduced into the largest category in the snack food industry. In cooperation with the finest seasoning houses, we have developed two, new and exciting proprietary flavors, Hot Tamale MadnessT and Fajita GrillT. And there is more to come with our patented AW-ShucksT corn off the cob style snack which is scheduled for introduction in late 2002.

Plan of Operations:
-------------------

With expectations to double or triple revenues each year, we have completed preparations to the regulatory requirements to raise $6,000,000 in a private placement offering with an average share price of $2.00. The Company plans to open this offering in October 2001.

This capital will be used to increase market penetration of G.O.T. Friesr and to introduce new products into the market place. Management plans to increase its efforts to sell its new and existing products through mass merchandisers and club stores over the next twelve months. It believes that this will help increase brand awareness on a national basis. Also, sales in this category do not require the payment of slotting fees, although IFPG plans to conduct product demonstrations in these stores. Since the stated goal of IFPG is to be a developer of new products;
management will continue to work on the creation of new, exciting products that may eventually be introduce into the market place. IFPG will begin to manufacture in the eastern part to the United States sometime within the next six to nine months. Manufacturing at a new location has no impact on IFPG's liquidity. It will however, have a positive impact by reducing the amount of freight paid by IFPG. Poised for strong profitable growth, IFPG is entering a new and exciting period.

IFPG will continue to concentrate its efforts on the sales and distribution of its products through retail grocery chains, mass merchandisers, food service outlets, vending and convenience outlets and club stores. It is the intention of IFPG to continue to introduce new products into the market place providing that it has the necessary capital resources to make such introductions.

Results of Operations:
----------------------

Comparison of 2001 to 2000
--------------------------

Net sales improved from $1,338,731 to $1,628,368 or 22% over the prior year. This increase in net sales was primarily due to the growth in sales of G.O.T. FRIES (R) into the club store market segment coupled with a significant growth in IFPG's overall customer base.

Cost of sales for the year was $861,336, or 46% of gross sales. This represents an increase of $66,627, or 8% increase over the prior year. This rise in cost of sales was attributed primarily to increased volume, and to a charge for damaged inventory.

Selling Expenses were $789,857 or 42% of gross sales. This represents an increase of $325,901 or 70% over the prior year. This rise was primarily due to the costs of specific in-store demonstrations performed at Sam's and to an increase in specific co-op advertising with various retailers.

General and administrative expenses were $502,470, or 27% of gross sales. This represents an increase of $87,369, or 21% over the prior year. The major factor contributing to this rise in General and Administrative expenses was payroll and payroll related charges for office salaries.
General and Administrative expenses remained relatively constant as a percentage of gross sales in fiscal year 2001 versus fiscal year 2000.

Interest Income for the year was $3,385, or 0% of gross
sales.  This represents an increase of $926, or  38% over
the prior year.   Interest Expense For the year decreased
from $7,583 in fiscal year 2000 to $165 in fiscal year
2001. this was the result of a decrease in short term borrowing used to finance working capital.

Net Loss. For the year ending June 30, 2001, IFPG had a net loss of $523,675 compared to a loss of $339,477 in fiscal year 2000. The increase in the loss during the current year was due to the increased costs of specific in-store demonstrations.

Liquidity and Capital Resources

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt. IFPG's principal sources of liquidity as of June 30, 2001 consisted of approximately $4,622 in cash and cash equivalents and $132,448 in Accounts
Receivable less Allowance for Credits and bad debt.

Total assets decreased $459,760, or 54% over the prior year. This change was primarily due to a decrease in cash of $376,806 and a decrease in accounts receivable of $107,326.

Total liabilities increased $48,915, or 16% over the prior year. This increase was due to an amount borrowed from a shareholder and an increase in accrued expenses.

Total stockholders' equity decreased to $40,053 as of the year ended June 30, 2001 from $548,728 as of the year ended
June 30, 2000. The change in stockholders' equity was the result of the issuance of common shares in the amount of $14,999 and a net loss of $523,675

Management is of the opinion that IFPG's current sources of cash are insufficient for the ensuing twelve months. IFPG is in the process of raising additional capital through a private stock offering.

Certain Trends and Uncertainties:
---------------------------------
IFPG has in the past and may in the future make forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

Commodity Prices and Competition:
---------------------------------
IFPG is subject to market risk with respect to the cost of commodities, because IFPG's ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The markets for IFPG's products are characterized by frequent new product introductions. IFPG's future success is dependent upon the timely completion and introduction of new products at competitive prices and quality levels. In addition, IFPG must respond to competitors in IFPG's markets. If
IFPG is not able to make timely introduction of new products, increase market share of existing products, or to respond effectively to competition, its business and operating results could be adversely affected.

Raw Materials and Other Supplies:
---------------------------------
The snack food industry has ample manufacturing capacity and is expected to continue to do so in the future. The prices IFPG pays for its raw materials are subject to fluctuation. When prices increase, IFPG may or may not be able to pass on such increases to its customers. IFPG's results of operations could be adversely affected if its raw material suppliers are unwilling or unable to supply a timely and sufficient supply of product to IFPG and if IFPG is unable to pass on price increases to its customers.

Freight Costs:
--------------
The cost to ship product is the single most important cost to reduce. IFPG must continue to find new and cost effective ways to reduce its freight costs. IFPG must continue to manufacture as close as possible to its customers and manage orders that are less than truckload in size. If IFPG is not able to reduce these costs; its business and operating results could be adversely affected

Forward-Looking Statements:
---------------------------
Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item 7. Financial Statements


                  International Food Products Group, Inc.
                (Formerly Golden Choice Foods Corporation)
                     Index to the Financial Statements
                   As of June 30, 2001 and 2000 and for
        For Each of the Two Years in the Period Ended June 30, 2001
----------------------------------------------------------------------


     Report of Independent Auditors                           F-1

     Financial Statements of
       International Food Products Group:

       Balance Sheets, June 30, 2001 and 2000                 F-2

       Statements of Operations
         For Each of the Two Years
         in the Period Ended June 30, 2001                    F-4

       Statements of Shareholders'
         Equity For Each of the Two
         Years in the Period Ended June 30, 2001              F-5

       Statements of Cash Flows
         For Each of the Two Years
         in the Period Ended June 30, 2001                    F-6

     Notes to the Financial Statements                        F-8

                     REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
International Food Products Group, Inc. (formerly Golden Choice
Foods Corporation)

We have audited the accompanying balance sheets of International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) as of June 30, 2001 and 2000 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, Financial Results, Liquidity and Management's Plan to the financial statements, the Company has suffered recurring losses from operations, has difficulties generating sufficient cash flow to meet its obligations and sustain its operations, and has a stockholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
August 7, 2001

                International Food Products Group, Inc.
               (Formerly Golden Choice Foods Corporation)


                              BALANCE SHEETS
                         June 30, 2001 and 2000

----------------------------------------------------------------------

                                 ASSETS
                                                     2001          2000
                                               ----------    ----------
Current assets:
   Cash and equivalents                        $    4,622    $  381,428
   Trade accounts receivable, net                 132,448       239,774
   Inventories                                    225,041       184,277
   Prepaid expenses                                 2,143         2,972
                                               ----------    ----------
     Total current assets                         364,254       808,451
Notes receivable - related party                   12,826        12,379
Property and equipment, net                         8,693         9,959
Intangible assets, net                              7,366         9,580
Other assets                                        1,000        13,530
                                               ----------    ----------
Total assets                                   $  394,139    $  853,899
                                               ==========    ==========


The accompanying notes are an integral part of the financial statements.

                International Food Products Group, Inc.
               (Formerly Golden Choice Foods Corporation)


                              BALANCE SHEETS
                         June 30, 2001 and 2000

----------------------------------------------------------------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     2001          2000
                                               ----------    ----------
Current liabilities:
  Accounts payable                             $  318,501    $  271,922
  Accrued expense                                  10,439        33,249
  Note payable                                     25,147          -
                                               ----------    ----------
Total liabilities                                 354,086       305,171
                                               ----------    ----------

Commitments and contingencies

Shareholders' equity:
Common stock; $0.001 par value;
  50,000,000 shares authorized;
  18,643,274 and  18,623,274 shares
  issued and outstanding at June 30,
  2001 and 2000, respectively                      18,643        18,623
Additional paid-in capital                      2,110,100     2,095,120
Accumulated deficit                           (2,088,690)   (1,565,015)
                                               ----------    ----------
Total shareholders' equity                         40,053       548,728
                                               ----------    ----------
Total liabilities and shareholders' equity     $  394,139    $  853,899
                                               ==========    ==========

 The accompanying notes are an integral part of the financial statements.

                International Food Products Group, Inc.
               (Formerly Golden Choice Foods Corporation)
                     Statements of Operations
       For Each of the Two Years in the Period Ended June 30, 2001
----------------------------------------------------------------------

                                                     2001          2000
                                               ----------    ----------
Gross sales                                    $1,860,715    $1,620,212
  Less: returns, discounts and allowances        (232,346)     (281,481)
                                               ----------    ----------
Net sales                                       1,628,368     1,338,731
Cost of sales                                     861,336       794,709
                                               ----------    ----------
Gross profit                                      767,032       544,022
Selling expenses                                  789,857       463,956
General and administrative expenses               502,470       415,101
                                               ----------    ----------
Loss from operations                             (525,295)     (335,035)
                                               ----------    ----------
Other income (expense):
  Interest expense                                   (165)       (7,001)
  Interest expense - related party                      -          (582)
  Interest income                                   2,937         1,837
  Interest income - related parties                   448           622
Other income                                            -         2,282
                                               ----------    ----------
                                                    3,220        (2,842)
Loss before provision for income taxes           (522,075)     (337,877)
Provision for income taxes                         (1,600)       (1,600)
                                               ----------    ----------
Net loss                                       $ (523,675)   $ (339,477)
                                               ==========    ==========
Net loss per share, basic and diluted          $    (0.03)   $    (0.02)
                                               ==========    ==========

The accompanying notes are an integral part of the financial statements.

                    International Food Products Group, Inc.
                 (Formerly Golden Choice Foods Corporation)
                     Statements of Shareholders' Equity
          For Each of the Two Years in the Period Ended June 30, 2001


-------------------------------------------------------------------------------
                                                Amount
                                                Receiv-
                                                able
                                                from
                                                Officer                 Total
                                    Additional  on        Accumu-      Share-
                Common     Common   Paid-in     Common     lated       holder's
                Shares     Stock    Capital     Stock     Deficit      Equity
               ----------  -------  ----------  ------  ------------  ---------
Balance,
June 30, 1999  17,056,366  $17,056  $1,159,937  $ (975) $(1,225,538)  $(49,520)

Payment of a
 Receivable
 arising from
 the issuance
 of stock           -         -         -          975        -            975
Shares issued
 in a private
 placement, in-
 cluding 186,142
 shares issued as
 commissions and
 net of cash com-
 missions of
 $97,308        1,566,908    1,567     935,183     -          -         936,750
Net loss            -          -         -         -        (339,477)  (339,477)
               ----------  -------  ----------  ------  ------------  ---------
Balance,
 June 30, 2000 18,623,274   18,623   2,095,120     -     (1,565,015)    548,728
Shares issued
 for services      20,000       20      14,980     -          -          15,000
Net loss            -          -         -         -       (523,675)   (523,675)
               ----------  -------  ----------  ------  ------------  ---------
Balance,
June 30, 2001  18,643,274  $18,643  $2,110,100     -    $(2,088,690)  $  40,053
               ==========  =======  ==========  ======  ============  =========



The accompanying notes are an integral part of the financial statements.
                                   F-5

                    International Food Products Group, Inc.
                 (Formerly Golden Choice Foods Corporation)
                          Statements of Cash Flows
          For Each of the Two Years in the Period Ended June 30, 2001

----------------------------------------------------------------------

                                                     2001          2000
                                               ----------    ----------
Cash flows provided by (used in)
operating activities:

Net loss                                       $(523,675)    $(339,477)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                    5,166         2,202
    Amortization                                    2,215         1,592
    Provision for uncollectible accounts           64,995         8,000
    Shares issued for services                     15,000          -
    Provision for sales discounts,
      returns and allowances                       71,522       281,480
Decrease (increase) in assets:
  Trade accounts receivable                       (29,191)     (406,623)
  Inventories                                     (40,764)      (15,974)
  Prepaid expenses                                    830        25,836
  Other assets                                     12,530         7,815
Increase (decrease) in liabilities:
  Accounts payable                                 46,577       (52,786)
  Accrued expenses                                (22,810)         -
  Accounts payable to shareholder                    -          (22,365)
  Other current liabilities                          -            1,570
                                               ----------    ----------
Net cash used in operating activities            (397,605)     (508,730)
                                               ----------    ----------
Cash flows provided by (used in) investing
activities
  Acquisition of intangible assets                  -            (4,336)
  Purchases of property and equipment              (3,901)       (9,424)
  Increase of notes receivable from a
  related party                                      (447)         -
  Issuance of notes receivable -
    related parties                                 -            (2,500)
  Payment on notes receivable -
    related parties                                 -             2,403
                                               ----------    ----------
Net cash used in investing activities              (4,348)      (13,857)
                                               ----------    ----------


The accompanying notes are an integral part of the financial statements.

                    International Food Products Group, Inc.
                 (Formerly Golden Choice Foods Corporation)
                          Statements of Cash Flows
          For Each of the Two Years in the Period Ended June 30, 2001




----------------------------------------------------------------------

                                                     2001          2000
                                               ----------    ----------
Cash flows provided by (used in)
financing activities:
  Payment on note payable                           -           (15,000)
  Payment on a note payable - related party         -           (22,000)
  Proceeds from issuance of a note payable     $   25,147         -
  Proceeds from the issuance of common stock        -           936,750
                                               ----------    ----------
Cash provided by financing activities              25,147       899,750
                                               ----------    ----------
Net increase (decrease) in cash                  (376,806)      377,163

Cash and equivalents at beginning of year         381,428         4,265
                                               ----------    ----------
Cash and equivalents at end of year            $    4,622    $  381,428
                                               ==========    ==========

           Supplemental Disclosures of Cash Flow Information


Interest paid                                       -             8,020
Income taxes paid                              $    1,600    $      800

   Supplemental Schedule of Non-Cash Investing and Financing Activities

Satisfaction of related parties debt
 through offset of related parties
 notes receivable:
   Notes payable - related party                    -            10,000
   Accrued interest - related parties               -        $    1,946
   Notes receivable - related parties               -        $  (11,946)


The accompanying notes are an integral part of the financial statements.
                                   F-7

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

1.     Description of the Company's Business
       -------------------------------------

International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) (the "Company"), was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. On June 1, 2000, the Company was redomiciled in the State of Nevada, and on June 21, 2001 changed its name to International Food Products
Group, Inc. Sales of the Company's snack food products commenced in fiscal year 1997.

All of the Company's products are produced to Company specifications by a third party food processor ("co-packer").
Individual product bags and shipping boxes are designed by the Company and provided to the co-packer located in San
Bernardino, California, to package product orders. In general, the co-packer produces, packs, and warehouses the finished products until they are ready to ship to the customers.

2.     Summary of Significant Accounting Policies
       ------------------------------------------

Revenue Recognition

Revenues are recognized when the products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Shipping Costs

Shipping costs are included in selling expenses and were $390,155 and $238,137 for fiscal years 2001 and 2000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

Cash and Equivalents

Cash and equivalents include amounts held in a money market account. The Company has no requirement for compensating balances. The Company did not have cash balances that exceeded the federally insured limits at June 30, 2001.

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. Market is determined based on net realizable value. The Company's management monitors its inventories for excess, obsolete, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized.
                                       Estimated Useful
                                              Life
                                       -----------------
       Computer equipment                   3 years
       Furniture and fixtures               3 years

Intangible Assets

Intangible assets includes two patents and a trademark, which are amortized on a straight line basis over the five-year estimated useful lives of the assets. Accumulated amortization was $4,327 and $2,959 at June 30, 2001 and 2000, respectively. The costs involved in the acquisition of patents and trademarks are recorded as other assets until the patent or trademark is granted.

Impairment of Long-Lived Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets, such as its patents and trademarks for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such long-lived asset impairment present at June 30, 2001 and 2000.

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

Income Taxes

The Company accounts for deferred income taxes using the liability method. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based employee compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided by SFAS No. 123. In accordance with APB No. 25, compensation cost for stock options is recognized as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company. Compensation cost is recorded over the requisite vesting periods based on the market value on the date of grant. The Company accounts for stock-based compensation to nonemployees in accordance with SFAS No. 123.

Common Shares and Per Share Amounts

In June 2000, the Company was redomiciled in the State of Nevada and each common share of Golden Choice Foods Corporation (Delaware) was exchanged for two common shares of Golden Choice Foods Corporation (Nevada). All common shares and per share amounts have been adjusted to give effect to that share exchange.

Advertising Costs

Advertising costs are expensed when they are incurred.
Advertising expense was $93,348 and $51,116 for the years ended June 30, 2001 and 2000, respectively.

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Product Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients, taste and market testing. The costs of these activities are expensed as incurred.

3.   Trade Accounts Receivable
     -------------------------

The Company provides allowances for doubtful accounts, returns and allowances. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $7,088 and an allowance for sales returns and allowances of $56,890 and $56,575 at June 30, 2001 and 2000, respectively.

4.   Inventories
     -----------

Inventories consisted of the following:
                                        2001           2000
                                 -----------    -----------
Raw materials                    $   195,032    $   161,965
Finished goods                        30,009         22,312
                                 -----------    -----------
Total inventories                $   225,041    $   184,277
                                 ===========    ===========

5.   Notes Receivable - Related Party
     --------------------------------

Notes receivable due from a related party consists of the
following:
                                        2001           2000
                                 -----------    -----------
Uncollateralized notes
receivable from a related
party with principal and accrued
interest at 5% per annum
due at maturity.  The notes
matureat various dates from
July 2001 through May 2003.      $    12,826    $    12,379
                                 -----------    -----------
Total notes receivable -
related party                    $    12,826    $    12,379
                                 ===========    ===========

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

6.   Property and Equipment
     ----------------------

Property and equipment consisted of the following:

                                        2001           2000
                                 -----------    -----------
Computer equipment               $    35,090    $    31,190
Furniture and fixtures                 1,723          1,723
                                 -----------    -----------
                                      36,813         32,913
Less: accumulated depreciation      (28,120)       (22,954)
                                 -----------    -----------
Total property and equipment     $     8,693    $     9,959
                                 ===========    ===========

Depreciation expense for the years ended June 30, 2001 and 2000 was $5,166 and $2,202, respectively.

7.   Notes Payable
     -------------

                                             2001           2000
                                      -----------    -----------
Note payable to shareholder with an
interest rate of 16.5% per annum,
uncollateralized, with principal and
interest due at December 31, 2001.    $    25,147           -
     Less: current portion               (25,147)           -
                                      -----------    -----------

Long term portion of notes payable          -               -
                                      ===========    ===========

Interest expense for the year ended June 30, 2001 and 2000 was $165 and $7,583, respectively. The amount for the year ended
June 30, 2000 includes $482 from a related party.

8.   Deferred Income Taxes
     ---------------------

The components of the provision for income taxes are as
follows:
                                    For the Years Ended June 30,
                                             2001           2000
                                      -----------    -----------

Current tax expense:
     Federal                               -              -
     State                            $     1,600    $     1,600
                                      -----------    -----------
                                            1,600          1,600
                                      -----------    -----------

Deferred tax expense:
Federal                                     -              -
State                                       -              -
                                      -----------    -----------
                                            -              -
                                      -----------    -----------
Total provision                       $     1,600    $     1,600
                                      ===========    ===========
                                F-12

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

8.   Deferred Income Taxes, Continued
     --------------------------------

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2001 and 2000 are as follows:


                                    For the Years Ended June 30,
                                             2001           2000
                                      -----------    -----------
Deferred income tax assets:
   Net operating loss carryforward    $   824,359    $   625,220
   Allowance for doubtful accounts         24,372         27,273
   Depreciation                               799            485
   Other                                      272            544
                                      -----------    -----------
Total deferred income tax asset           849,802        653,522
   Valuation allowance                   (849,802)      (653,522)
                                      -----------    -----------
Net deferred income tax asset              -               -
                                      ===========    ===========

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                    For the Years Ended June 30,
                                             2001           2000
                                      -----------    -----------
Tax expense at U.S. statutory rate        (34.0)%        (34.0)%
State tax provision                          .3            0.3
Other                                        .2            0.4
Change in valuation allowance              33.8           33.8
                                      -----------    -----------
Effective income tax rate                   0.3%           0.5%
                                      ===========    ===========

The Company also has Federal and state net operating loss carryforwards of $2,014,821 and $1,576,016, respectively. The
Federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2002, respectively.

9.   Commitments
     -----------

The Company rents its corporate office on a month to month basis. Rental expense was $23,805 and $11,026 for the years ended June 30, 2001 and 2000, respectively.

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

10.   Contingencies and Concentrations
      --------------------------------

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses of $523,675 and $339,477 in fiscal years 2001 and 2000, respectively. Despite its negative cash flows from operations of $397,605 and $508,730 in fiscal years 2001 and 2000, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new products and its customer development programs that it believes will enhance its ability to generate additional revenues from the sale of the Company's products. The Company has relied upon equity funding from shareholders since inception. Additional equity is planned to be raised by the sale of common stock to new and existing shareholders in order to fund operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be given that the Company can obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lack of Insurance Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the year ended June 30, 2000, the Company was named as additional insured with respect to general liability, on the general liability policies of its then two co-packers, and believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells products to both private companies and public sector entities supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. One customer

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

10.   Contingencies and Concentrations, Continued
      -------------------------------------------

Concentration of Credit Risk, Continued

accounted for 22% of revenues for the year ended June 30,
2001.   Four customers each with more than 10% of the revenues
accounted for 61% of revenues for the year ended June 30, 2000. Four and two customers each with more than 10% of the accounts receivable accounted for 84% and 51% of the accounts receivable balances at June 30, 2001 and 2000, respectively.

Concentration of Product Co-Packers

The Company utilizes a co-packer to produce its products. The Company does not currently have production contracts with its co-packer. Any interruption from this production source could adversely affect the Company's ability to supply customers and correspondingly its operating results.

11.   Stock-Based Compensation
      ------------------------

From time to time, the Company has granted options to its officers and consultants to promote the success of the Company by providing the options holders the opportunity to acquire an equity interest in the Company. The Company accounts for options granted to employees under the provision of APB No. 25 and FASB No. 123 for nonemployees.

In July 1999, the board of directors granted to the three officers of the Company a total of 2,350,000 options, each with a ten year term, to purchase common stock at $.75 per share. The exercise price was equal to the estimated fair market value at the date of grant, and therefore no expense was recognized.

In July 1999, the board of directors granted 400,000 options to purchase common stock at $.75 per share to an individual as additional commission for assistance in the Company's private placement. The options were accounted for under FASB No. 123
at their fair value.   The fair value of the options was
determined to be $134,000 and has been offset against the proceeds received from the private placement.

In January 2001, the Company granted options to an individual in connection with his employment to purchase 400,000 shares of its common stock at $.75 per share. The options vest over a four year period and expire ten years after vesting. The exercise price was equal to the estimated fair market value of the stock at the date of grant, and therefore no expense was recognized.
                                F-15

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

11.   Stock-Based Compensation, Continued
      -----------------------------------

The following table summarizes information about stock options granted and outstanding at June 30, 2001 and 2000, and changes during the years then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.

The weighted average fair value of the options granted during the years ended June 30, 2001 and 2000 was $.30 and $.34, respectively.
                                                       Weighted
                                                        Average
                                                       Exercise
                                         Shares          Price
                                      -----------    -----------
Balance, June 30, 1999                  3,750,000    $      0.25
  Granted                               2,750,000           0.75
  Exercised                                 -                -
  Canceled                                  -                -
                                      -----------    -----------
Balance, June 30, 2000                  6,500,000           0.46
  Granted                                 400,000           0.75
  Exercised                                  -               -
  Canceled                            (1,350,000)           0.75
                                      -----------    -----------
Balance, June 30, 2001                  5,550,000    $      0.41
                                      ===========    ===========

The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under FASB No. 123 the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting periods.



                                    For the Years Ended June 30,
                                             2001           2000
                                      -----------    -----------
Net loss:
  As reported                         $ (523,675)    $ (339,477)
  Pro forma                             (658,560)    $ (652,720)
Loss per share, basic and diluted:
  As reported                         $    (0.03)    $    (0.02)
  Pro forma                           $    (0.03)    $    (0.03)

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

11.   Stock-Based Compensation, Continued

For purposes of the above pro forma calculation, the fair
value of options granted by the Company during the years ended June 30, 2001 and 2000, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:
                                                June 30,
                                      --------------------------
                                             2001           2000
                                      -----------    -----------
Risk-free interest rate                     5.16%          5.86%
Expected dividend yield                       -              -
Expected stock price volatility               -              -
Expected life in years                   10 years       10 years

The Black-Scholes options valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

The weighted average estimated fair value of stock options granted during fiscal 2001 and 2000 was $.30 and $.335 per share, respectively.

Summary information about the Company's options outstanding at
June 30, 2001:
                   Options Outstanding             Options Exercisable
              ------------------------------  ------------------------------
             Weighted
              Average       Weighted                 Weighted
Options      Remaining      Average      Options     Average
Exercise   Outstanding    Contractual   Exercise     Exercisable    Exercise
Prices    June 30, 2001      Life        Price      June 30, 2001     Price
--------  -------------   -----------  ----------   -------------  ---------
$   0.25    3,750,000        6.5       $     0.25       3,487,500  $    0.25
$   0.75    1,800,000        9.2       $     0.75       1,400,000  $    0.75
          -------------                             -------------
            5,550,000                                   4,887,500
          =============                             =============

12.   Disclosures about Fair Values of Financial Instruments
      ------------------------------------------------------

The estimated fair value amounts of all financial instruments, on the Company's June 30, 2001 and 2000 balance sheets, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

12.   Disclosures about Fair Values of Financial Instruments, Continued
      -----------------------------------------------------------------

in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The
Company does not have any off balance sheet financial instruments.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

  Cash and equivalents, accounts receivable, inventory, accounts payable, a note payable, and certain other current liability amounts approximate their fair value due to the short term maturities of these instruments.

  The fair value of non-current notes receivable - related party is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

13.   Loss Per Share
      --------------

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The computations of basic and diluted loss per common share are as follows:

                                     For the Years Ended June 30,
                                     ----------------------------
                                             2001           2000
                                      -----------    -----------
Loss per common share, basic and
diluted:
   Net loss available to common
     Shareholders                     $  (523,675)   $  (339,477)
   Weighted average shares -
     basic and diluted                 18,639,986     17,597,892
                                      -----------    -----------
Loss per common share, basic and
diluted                               $    (0.03)    $    (0.02)
                                      ===========    ===========

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.
                                     For the Years Ended June 30,
                                     ----------------------------
                                             2001           2000
                                      -----------    -----------
Shares of common stock issuable
under:

   Employee stock options               5,050,000      6,100,000
   Nonemployee stock options              500,000        400,000
                                      -----------    -----------
                                        5,550,000      6,500,000
                                      ===========    ===========

                International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)
                     Notes to Financial Statements
       For Each of the Two Years in the Period Ended June 30, 2001
-------------------------------------------------------------------------

14.   Stock Transactions
      ------------------

Private Placement Offering

In the year ended June 30, 2000, the Company, in a private placement, sold 1,380,766 shares of its common stock at $.75 per share with net proceeds totaling $936,750. In connection with the private placement, the Company issued an additional 186,142 shares and paid $97,308 in cash as commissions. The fair value of the shares issued as commissions and the cash commissions have been recorded as reductions to additional paid-in capital.

Shares Issued for Services

In the year ended June 30, 2001, the Company issued 20,000 shares of common stock for advertising services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $15,000 of advertising expense.

Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures.

                          PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.

Name                       Age          Position (1)          Since
--------                   -------      ----------------     -------
Richard Damion             57           Chairman, CEO and
                                        Director                1996

Joseph R. Rodriguez, Jr.   51           CFO, President and      1996
                                        Director

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

         Richard Damion has been chairman of IFPG since it began operations in 1996. From 1992 through 1996 he was the president and CEO ofPacific Snax Corporation, a snack food company where he was in charge of general operations and product development.

         Joseph R. Rodriguez, Jr. has been an officer and director of IFPG since 1996. From1987 through 1995, Mr. Rodriguez was the president of EFC Mortgage Corporation where he was responsible for operations and secondary marketing.

Significant Employees

We do not have any employees who are not executive officers that are expected to make a significant contribution to the business. Mr. A.R. Grandsaert served as President of IFPG until the end of November 2000.

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:


                                Number   Transactions   Known Failures
                                Of late   Not Timely    To File a
Name and principal position     Reports    Reported     Required Form
-----------------------------------------------------------------------
None


Item 10. Executive Compensation

The following table sets forth certain information as to our Chief Executive Officer and the highest paid officers and directors for our last fiscal years ended June 30, 2001 and June 30, 2000. No other compensation was paid to any such officers or directors during this time period.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                           All
                                          Annual                          Other
                                           Com   Rest-                    Com-
                                           pen-  ricted            LTIP   pen-
                   Fiscal                  sat-  Stock     Options pay-   sa-
Name       Title     Year   Salary  Bonus ion   Awards    SARs(#) outs($) tion
--------  -------  ------   ------- ----- -----  ---- ---------- -------  ----
Joseph R. President  2000-
Rodriguez, CFO and   2001   $71,500     0     0     0          0      0     0
Jr.                  1999-
Director             2000         0     0     0     0    500,000      0     0

Richard   Chairman   2000-
Damion    CEO And    2001   $60,000     0     0     0          0      0     0
          Director   1999-
                     2000         0     0     0     0    500,000      0     0

A.R.,     President  2000-
Grandsaert*          2001   $30,000     0     0     0          0      0     0
                     1999-
                     2000   $62,564     0     0     0  1,350,000      0     0

* Mr. Grandsaert who served as President during part of the last fiscal year resigned as an officer and director of IFPG in November, 2000 and is now a consultant to the company. The options issued to Mr. Grandsaert in 1999-2000 were cancelled at the time of his resignation.

IFPG has entered into  employment  contracts with Mr.
Rodriquez and Mr. Damion. Pursuant to the contracts each officer is entitled to gross salary of $10,000 per month, family medical insurance, six weeks vacation per year and life insurance in the face amount of $1,000,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June
30, 2001 and by the officers and directors of LVGI as a group. Except as otherwise indicated, all shares are owned directly.


                                        Common         Percent of
Name and Address                        Shares         Class (1)

Richard Damion (2)                     3,138,566          15.83%
180 Newport Center Drive, Suite 180
Newport Beach, CA  92660

Joseph R. Rodriguez, Jr. (3)           4,590,000          23.15%
180 Newport Center Drive, Suite 180
Newport Beach, CA  92660


David H. Euzarraga                     1,488,278           7.99%
No. 2 Robin Hill Lane
Laguna Hills, CA  92653

All Executive officers and
    Directors as a Group (two) (4)     7,728,566          36.76%

(1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 3,158,566 common shares held by Mr. Damion, 1,938,566 shares are owned outright. The remaining 1,200,000 shares are shares which can be acquired by Mr. Damion through the exercise of options. The option price on 1,200,000 of the shares is $.25 per share.

(3)  Of the 4,590,000 common shares held by Mr. Rodriguez,  3,390,000 shares are owned outright. The remaining 1,200,000 shares are shares which can be acquired by Mr. Rodriguez through the exercise of options. The option price on 1,200,000 of the shares is $.25 per share.

(4) The 7,728,566 common shares represented are the aggregate of shares held by Messrs. Damion and Rodriguez. See footnotes (2) and (3) above for the explanation of the beneficial ownership of the shares.

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest.

                           PART IV

Item 13. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

    None.


(b) Exhibits

    1.   Articles of Incorporation (1)
    2.   By-laws (1)

(1)   Previously filed as an exhibit to the Form SB-2 on July 18, 2000.

                          SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB and authorized this report to be signed on its behalf by the undersigned, in the City of Newport Beach, State of California, on October
15, 2001.

                    International Food Products Group,
                    Inc., a Nevada Corporation

                    By:  /s/ Joseph R. Rodriguez
                         ----------------------------
                         Joseph R. Rodriguez, Jr., President


In accordance with the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph R. Rodriguez
-----------------------------------------
Joseph R. Rodriguez, Jr.,                   Date: October 15, 2001
Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer,
and Director


/s/ Richard Damion
-----------------------------------------
Richard Damion,                            Date:  October 15, 2001
Director