Form 10QSB
period 2001-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2001-11-14
CIK 1019216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [ X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  September  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  period                  to


          Commission  File  Number          000-33251
                                            ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.

          (Exact name of small Business Issuer as specified in its charter)

     Nevada                                      33-0903004
-----------------------------------              ----------
(State  or  other  jurisdiction  of              (IRS  Employer
incorporation  or  organization)                 Identification  No.)



180  Newport  Center  Drive,  Suite  180
Newport  Beach,  CA                              92660
----------------------------------------         ------
(Address  of  principal  executive  offices)     (Zip  Code)

Issuer's  telephone  number,  including
area  code:                                      949-720-8470
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,665,774 Shares of $.001 par value Common Stock outstanding as of September 30, 2001.

                      PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                        Index to the Financial Statements
                    As of September 30, 2001 and 2000 and for
        Each of the Three Month Periods Ended September 30, 2001 and 2000



Financial  Statements  of  Golden  Choice  Foods:

     Balance  Sheet,  September  30,  2001 ...............................F-1

     Statements  of  Operations  For  Each  of  the  Three
      Month  Periods Ended September  30,  2001  and  2000 ...............F-3

     Statements  of  Shareholders'  Equity  For Each of
      the Three Month Periods Ended  September  30,  2001
      and  2000 ..........................................................F-4

     Statements  of  Cash  Flows  For  Each  of  the  Three
      Month Periods Ended September  30,  2001  and  2000 ................F-5

Notes  to  the  Financial  Statements ....................................F-7


                       International Food Products Group, Inc.
                      (Formerly Golden Choice Foods Corporation)
                                    Balance Sheet
                                  September 30, 2001




                                        ASSETS


                                      2001
                                    --------
Current assets:
  Cash and equivalents              $ 42,323
  Trade accounts receivable, net       5,899
  Inventories                        228,846
  Prepaid expenses                     2,143
                                    --------
    Total current assets             279,211
                                    --------
  Notes receivable - related party    12,938
  Property and equipment, net          7,482
  Intangible assets, net               6,847
  Other assets                         1,000
                                    --------
  Total assets                      $307,478
                                    ========





       The accompanying notes are an integral part of the financial statements.


                       International Food Products Group, Inc.
                      (Formerly Golden Choice Foods Corporation)
                                    Balance Sheet
                                  September 30, 2001
-------------------------------------------------------------------------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             2001
                                                         ------------
Current liabilities:
  Accounts payable                                       $   288,400
  Accrued expense                                              4,104
  Note payable - related party                                20,066
  Note payable                                                25,337
                                                         ------------
Total liabilities                                            337,907
                                                         ------------
Commitments and contingencies

Shareholders' equity:
  Common stock; $0.001 par value; 50,000,000 shares
  authorized; 18,665,774 shares issued and outstanding        18,666
  Additional paid-in capital                               2,126,952
  Accumulated deficit                                     (2,176,047)
                                                         ------------
  Total shareholders' equity                                 (30,429)
                                                         ------------
  Total liabilities and shareholders' equity             $   307,478
                                                         ============









       The accompanying notes are an integral part of the financial statements.


                       Intermational Food Products Group, Inc.
                      (Formerly Golden Choice Foods Corporation)
                               Statements of Operations
                    For Each of the Three Months in the Periods
                       Ended September 30, 2001 and 2000




                                             2001        2000
                                           ---------  ----------

Gross sales                                $246,074   $ 586,008
  Less: returns, discounts and allowances   (26,218)   (115,044)
                                           ---------  ----------
Net sales                                   219,856     470,964
Cost of sales                               125,056     247,609
                                           ---------  ----------
Gross profit                                 94,800     223,355

Selling expenses                             91,944     180,709
General and administrative expenses          87,897     135,400
                                           ---------  ----------
Loss from operations                        (85,041)    (92,754)
                                           ---------  ----------
Other income (expense):
  Interest expense                             (712)          -
  Interest expense - related party             (919)          -
  Interest income                                 3       1,562
  Interest income - related parties             112         112
                                           ---------  ----------
                                             (1,516)      1,674
                                           ---------  ----------
Loss before provision for income taxes      (86,557)    (91,080)
Provision for income taxes                     (800)       (800)
                                           ---------  ----------
Net loss                                   $(87,357)  $ (91,880)
                                           =========  ==========
Net loss per share, basic and diluted      $ (0.005)  $  (0.005)
                                           =========  ==========







       The accompanying notes are an integral part of the financial statements.


                              International Food Products Group, Inc.
                           (Formerly Golden Choice Foods Corporation)
                              Statements of Shareholders' Equity
                   For Each of the Two Years in the Period Ended June 30, 2001,
                         and The Three Months Ended September 30, 2001


                                                                                        Amount
                                                                       Additional     Receivable                       Total
                                              Common       Common      Paid-in     From Officer on    Accumulated   Shareholder's
                                              Shares       Stock       Capital       Common Stock       Deficit        Equity
                                           ------------ ------------ ------------  ---------------   -------------  -------------
Balance, June 30, 1999                      17,056,366  $   17,056   $ 1,159,937   $       (975)     $ (1,225,538) $    (49,520)
Payment of a receivable arising from
  the issuance of stock                            -           -             -              975               -             975
Shares issued in a private placement,
  including 186,142 shares issued as
  commissions and net of cash commissions    1,566,908       1,567       935,183            -                 -         936,750
Net loss                                           -           -             -              -            (339,477)     (339,477)
                                           ------------ ------------ ------------  ---------------   -------------  -------------

Balance, June 30, 2000                      18,623,274      18,623     2,095,120            -          (1,565,015)      548,728
Shares issued for services                      20,000          20        14,980            -                 -          15,000
Net loss                                           -           -             -              -            (523,675)     (523,675)
                                           ------------ ------------ ------------  ---------------   -------------  -------------

Balance, June 30, 2001                      18,643,274  $   18,643   $ 2,110,100            -        $ (2,088,690) $     40,053
Shares issued for services                      22,500          23        16,852            -                 -          16,875
Net loss                                           -           -             -              -             (87,357)      (87,357)
                                           ------------ ------------ ------------  ---------------   -------------  -------------

Balance, September 30, 2001                 18,665,774      18,666     2,126,952            -          (2,176,047)      (30,429)
                                           ======================================================================================

       The accompanying notes are an integral part of the financial statements.


                       International Food Products Group, Inc.
                      (Formerly Golden Choice Foods Corporation)
                               Statements of Cash Flows
        For Each of the Three Month Periods Ended September 30, 2001 and 2000





                                                            2001        2000
                                                          ---------  ----------
Cash flows provided by (used in) operating activities:
Net loss                                                  $(87,357)  $ (91,880)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                             1,211       1,284
    Amortization                                               519         560
    Provision for uncollectible accounts                         -          25
    Shares issued for services                              16,875           -
    Provision for sales discounts,returns
      and allowances                                             -
Decrease (increase) in assets:
  Trade accounts receivable                                126,549     (61,396)
  Inventories                                               (3,805)    (31,061)
  Prepaid expenses                                               -      (2,077)
  Other assets                                                   -           -
Increase (decrease) in liabilities:
  Accounts payable                                         (30,101)    (30,498)
  Accrued expenses                                          (6,335)    (12,465)
  Other current liabilities                                    190
                                                          ---------  ----------
Net cash used in operating activities                       17,746    (227,508)
                                                          ---------  ----------
Cash flows provided by (used in) investing activities
  Purchases of property and equipment                            -      (3,919)
  Increase of notes receivable from a related party           (112)       (111)
  Issuance of notes receivable - related parties                 -           0
  Payment on notes receivable - related parties                  -           0
                                                          ---------  ----------
Net cash used in investing activities                         (112)     (4,030)
                                                          ---------  ----------



       The accompanying notes are an integral part of the financial statements.

                              International Food Products Group, Inc.
                            (Formerly Golden Choice Foods Corporation)
                                      Statements of Cash Flows
               For Each of the Three Month Periods Ended September 30, 2001 and 2000

---------------------------------------------------------------------------------------------



                                                                          2001        2000
                                                                        ---------  ----------
Cash flows provided by (used in) financing activities:                       -           -
  Payment on note payable                                                (30,000)
  Payment on a note payable - related party                               (4,934)
  Proceeds from issuance of a note payable                                55,000
  Proceeds from the issuance of common stock                                   0
                                                                        ---------  ----------
Cash provided by financing activities                                     20,066           -
                                                                        ---------  ----------
Net increase (decrease) in cash                                           37,700    (231,538)
Cash and equivalents at beginning of year                                  4,622     381,428
                                                                        ---------  ----------
Cash and equivalents at end of year                                     $ 42,322   $ 149,890
                                                                        =========  ==========



                      Supplemental Disclosures of Cash Flow Information

Interest paid                                                           $  1,066   $       -
Income taxes paid                                                       $      -   $       -

           Supplemental Schedule of Non-Cash Investing and Financing Activities

Satisfaction of related parties debt through offset of related parties notes receivable:
    Notes payable - related party                                              -   $  10,000
    Accrued interest - related parties                                         -   $   1,946
    Notes receivable - related parties                                         -   $ (11,946)



       The accompanying notes are an integral part of the financial statements.

Notes  to  Financial  Statements

1.     Description  of  the  Company's  Business
       -----------------------------------------
International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) (the "Company"), was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. On June 1, 2000, the Company was redomiciled in the State of Nevada, and on April 21, 2001 changed its name to International Food Products Group, Inc. Sales of the Company's snack food products commenced in fiscal year 1997.
All of the Company's products are produced to Company specifications by a third party food processor ("co-packer"). Individual product bags and shipping boxes are designed by the Company and provided to the co-packer located in San Bernardino, California, to package product orders. In general, the co-packer produces, packs, and warehouses the finished products until they are ready to ship to the customers.

2.     Basis  of  Presentation
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2001, the results of its operations, shareholders' equity, and cash flows for the three month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2001 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.     Trade  Accounts  Receivable
       ---------------------------
The Company provides allowances for doubtful accounts, returns and allowances. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $7,088 and an allowance for sales returns and allowances of $18,760 and $0 at September 30, 2001 and 2000, respectively.

4.     Inventories
       -----------
Inventory consisted of the following:                         September 30, 2001
                                                              ------------------
Raw  materials                                                         $ 225,339
Finished  goods                                                            3,508
                                                                       ---------
Total  inventories                                                     $ 228,847
                                                                       =========

5.   Notes  Payable
     --------------
                                            2001               2000
                                            ----               ----
Note  payable  to  shareholder  with  an
interest  rate  of  16.5%  per  annum,
uncollateralized,  with  principal
and interest due at December 31, 2001.    $20,066                 -
                                          -------
                                          Less:  current  portion     (20,066)
                                                                      --------
Long  term  portion  of  notes  payable          -                -
                                          ========          =========

Interest expense for the three months ended September 30, 2001 and 2000 was $1,631 and $0, respectively. The amount for the three months ended September 30, 2000 includes $919 to a related party.

6.     Reconciliation  of  Effective  Tax  Rate
       ----------------------------------------
Reconciliation  of  the  effective  tax  rate  to  the U.S. statutory rate is as follows:
                                   For  the  Periods  Ended  September  30,
                                   ----------------------------------------
                                            2001               2000
                                            ----               ----
       Tax  expense  at  U.S.
       statutory  rate                      (34.0)%           (34.0)%
       State  tax  provision                    .3               .3
       Other                                    .2               .4
       Change  in  valuation  allowance       33.8             33.8
                                             -----             -----
       Effective  income  tax  rate            0.3%             0.5%
                                             =====             ====

The Company also has Federal and state net operating loss carryforwards of $2,014,821 and $1,576,016, respectively. The Federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2002, respectively.

7.     Commitments
       -----------
The Company rents its corporate office on a month to month basis. Rental expense was $6,428 and $4,590 for the three moenths ended September 30, 2001 and 2000, respectively.

8.     Contingencies  and  Concentrations
       ----------------------------------
Financial  Results,  Liquidity  and  Management's  Plan

The Company has incurred net losses of $87,357 for the three month period ended September 30, 2001 and $523,675 and $339,477 in fiscal years ended June 30, 2001 and 2000, respectively. Despite its negative cash flow from operations of $397,605 for the year ended June 30, 2001, the Company has been able to obtain additional operating capital through private funding sources and a positive cash flow from operations of $17,746 for the three months ended September 30, 2001. Management's plans include the continued development of the Company's new products and its customer development programs that it believes will enhance its ability to generate additional revenues from the sale of the Company's products. The Company has relied upon equity funding from shareholders since inception. Additional equity is planned to be raised by the sale of common stock to new and existing shareholders in order to fund operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be given that the Company can obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lack  of  Insurance  Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the periods ended September 30, 2001 and 2000, the Company was named as additional insured with respect to general liability, on the general liability policies of its then two co-packers, and believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells products to both private companies and public sector entities supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. One customer accounted for 27% of revenues for the three months ended September 30, 2001, while another accounted for 26%, and one accounted for more than 10%. One customer accounted for 25% of revenues for the three months ended September 30, 2000, while another accounted for 23%, and one for 10%. Six and three customers each with more than 10% of the accounts receivable accounted for 86% and 82% of the accounts receivable balances at September 30, 2001 and 2000, respectively.

Concentration  of  Product  Co-Packers

The Company utilizes a co-packer to produce its products. The Company does not currently have production contracts with its co-packer. Any interruption from this production source could adversely affect the Company's ability to supply customers and correspondingly its operating results.

9.     Disclosures  about  Fair  Values  of  Financial  Instruments
       ------------------------------------------------------------
The estimated fair value amounts of all financial instruments, on the Company's September 30, 2001 and 2000 balance sheets, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

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

10.     Loss  Per  Share
        ----------------
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The  computations  of  basic  and  diluted loss per common share are as follows:

                                For  the  Three  Months  Ended  September  30,
                                ----------------------------------------------
                                                2001               2000
                                                ----               ----
Loss  per  common  share,  basic
and  diluted:
  Net  loss available to common
   shareholders                      $     (87,357)         $    (91,080)
  Weighted  average  shares -
   basic  and  diluted                   18,660,394            18,630,231
                                         ----------            ----------

Loss  per  common share,
 basic and diluted                    $     (0.005)        $      (0.005)
                                     ==============        ==============

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.

                           For  the  Periods  Ended  September  30,
                          ----------------------------------------
                                                2001               2000
                                                ----               ----
Shares  of  common  stock
 issuable  under:
   Employee  stock  options                5,050,000          6,100,000
   Nonemployee  stock  options               500,000            400,000
                                             -------          ---------
                                           5,550,000          6,500,000
                                           =========          =========

11.     Stock  Transactions
        -------------------
Private  Placement  Offering

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

Shares  Issued  for  Services

In the three months ended September 30, 2001, the Company issued 22,500 shares of common stock for consulting and package design services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of consulting expense and
5.625  of  package  design  expense.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements for the three month periods ended September 30, 2001 and 2000.

International Food Products Group, Inc. (formerly Golden Choice Foods Corporation ) dba, Golden Choice Foods was formed in April 1996 in the state of Delaware and was re-domiciled in the state of Nevada on June 1, 2000. International Food Products Group, Inc. is engaged in the development, marketing and sales of snack food products. Sales of its snack-food products commenced in fiscal year 1997.

In April of this year, the Company changed its name to International Food Products Group, Inc. (IFPG) and its Registration Statement filed with the Securities Exchange Commission became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. IFPG filed its form 15c211 with the National Association of Securities Dealers (NASD) in September of this year to begin the public trading of its stock on the Bulletin Board after the NASD has approved it.

Management believes that IFPG is extremely well positioned for growth and profitability in the coming years with its new product lines which it will be introducing during fiscal year 2002. The Company's product lines now consist of the following products:

G.O.T. Fries , our patent protected crinkle cut French fry style snack continues
------------
to grow nationally. Its proprietary flavors are now offered in five different sizes to service all classes of trade. Snack Food Magazine recently reported that G.O.T. Fries ranked as one of the top new product introductions of the past year.

California  Cheese  Puffs  is  in  the  process  of  being  introduced  into the
-------------------------
marketplace. This attractively packaged, tasty, upscale product, made with real California cheese, is designed to meet local and regional demand in southern California.

Just Popped  is our entry into the fastest growing segment of the snack industry
-----------
- Popcorn. The product line includes a "Chicago" style popcorn which is a unique blend of mouth-watering caramel and aged cheddar cheese and two gourmet Kettle Corn's, traditional and organic. We believe that it has great taste and outstanding design.

AW-Shucks  corn  chip  is  our  first  item  being  introduced  into the largest
---------
category in the snack food industry. In cooperation with the finest seasoning houses, we have developed two, new and exciting proprietary flavors, Hot Tamale Madness and Fajita Grill . And there is more to come with our patented AW-Shucks corn off the cob style snack which is scheduled for introduction in late 2002.

Plan  of  Operations

Considering the uncertainty of today's stock market, management feels that it is in the best interest of the Company to raise additional capital prior to commencing trading. Accordingly, the company has completed the regulatory requirements to raise an additional $6,000,000 in capital in a private placement offering, with an average share price of $2.00. Due to recent unforeseen fluctuations in the market however, the Company has decided to postpone this offering until January of 2002.

This capital will be used to increase market penetration of G.O.T. Fries and to introduce new products into the market place. Management plans to increase its efforts to sell its new and existing products through mass merchandisers and club stores over the next twelve months. It believes that this will help increase brand awareness on a broad national basis. Also, sales in this category do not require the payment of slotting fees, although IFPG plans to conduct product demonstrations in these stores. Since the stated goal of IFPG is to be a developer of new products, management will continue to work on the creation of new and exciting products that may eventually be introduce into the market place. IFPG will begin to manufacture in the eastern part to the United States sometime within the next six to nine months. Manufacturing at a new location has no impact on IFPG's liquidity, it will however, have a positive impact by reducing the amount of freight paid by IFPG. Poised for strong profitable growth, IFPG is entering a new and exciting period.

IFPG will continue to concentrate its efforts on the sales and distribution of its products through retail grocery chains, mass merchandisers, food service outlets, vending and convenience outlets and club stores. It is the intention of IFPG to continue to introduce new products into the market place providing that it has the necessary capital resources to make such introductions.

Results  of  Operations for the three-month periods ended September 30, 2001 and
--------------------------------------------------------------------------------
2000.
-----

          Net Sales. Net sales for the three-month period ending September 30, 2001 compared to the three-month period ending September 30, 2000 decreased approximately 53% from $470,964 to $219,856. Two major factors contributed to this decrease. During this period in 2000, the Company had over $90,000 in sales with a company that went out of business and has not found a replacement customer. Also during this same period the Company had a major sales promotion with a customer that did not repeat the promotion during the same period this year. The Company's primary focus during this period had been the development of its new products as it focused its human and capital resources on the building of a base of products to carry the Company through the next few years.

          Cost of Sales. The Cost of Sales for the three-month period ending September 30, 2001 was $125,056 or approximately 57% of net sales, as compared to $247,609 or approximately 53% of net sales for the three-month period ending September 30, 2000. Although Cost of Sales decreased significantly it remains relatively constant as a percentage of net sales.

          Selling Expenses. Selling expenses for the three-month period ending September 30, 2001 were $91,944 or approximately 42% of net sales, as compared to $180,709 or approximately 38% of net sales for the three-month period ending September 30, 2000. This increase as a percentage of nets sales was directly due to an increase in expenditure for package design.


          General and Administrative expenses. General and Administrative expenses for the three-month period ending September 30, 2001 were $87,897 or approximately 40% of net sales, as compared to $135,400 or approximately 29% of net sales for the three-month period ending September 30, 2000. This increase in General and Administrative expenses as a percentage of net sales was due to the fact that the Company has a fixed portion of its overhead that remains constant regardless of how much it sells.

          Interest Income (Expense). Interest Income for the three-month period ending September 30, 2001, compared to the three-month period ending September 30, 2000 decreased from $1,674 to $115. This decrease was the result of a lower excess cash balance earning interest during the current period.

          Net Income (Loss). For the three-month period ending September 30, 2001, the Company had a net loss of $(87,357) or $0.005 per share as compared to a net loss of $(91,880) or $0.005 per share for the three-month period ending September 30, 2000.

Liquidity  and  Capital  Resources

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt. IFPG's principal sources of liquidity as of September 30, 2001 consisted of approximately $42,323 in cash and cash equivalents and $5,899 in accounts receivable less allowances for credits and bad debt.

Total assets decreased $411,585, or 57% over the prior year. This change was primarily due to a decrease in cash of $107,567 and a decrease in accounts receivable of $295,271.
Total liabilities increased $76,499, or 29% over the prior year. This increase was due to capital borrowed from 2 shareholders and an increase in accounts payable.

Total stockholders' equity decreased to $(30,429) as of September 30, 2001 from $457,655 as of September 30, 2000. During this period the Company issued $16,875 in stock for services rendered.

Management is of the opinion that IFPG's cash on hand and revenues from operations are insufficient to meet the operational needs of the company for the next twelve months. Accordingly, management will rely upon proceeds from the private placement discussed above to meet the cash needs of the Company.

Certain  Trends  and  Uncertainties:
-----------------------------------

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

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-     General  domestic  economic  and  political  conditions
- Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
-     The  availability  and  timing  of  receipt  of  necessary outside capital
- Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

In the three months ended September 30, 2001, the Company issued 22,500 shares of common stock for consulting and package design services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of consulting expense and
5.625 of package design expense. This issuance was an isolated transaction with one entity closely related to the company and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.

Date:   November  13,  2001



By:               /s/ Joseph  R.  Rodriquez,  Jr.
                 --------------------------------------
                 Joseph  R.  Rodriquez,  Jr.,  President