Form 10QSB
period 2001-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2002-02-19
CIK 1019216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  December  31,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  periodto


          Commission  File  Number          000-33251
                                            ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     Nevada                              33-0903004
----------------------------------       -----------------------------
(State or other jurisdiction of         (IRS  Employer
incorporation  or  organization)         Identification  No.)


180 Newport Center Drive, Suite 180
Newport Beach, CA                              92660
-----------------------------------            -------------
(Address of principal executive offices)      (Zip  Code)

Issuer's telephone number, including area code:       949-720-8470




          (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,299,408 Shares of $.001 par value Common Stock outstanding as of December 31, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and the six months ended December 31, 2001 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                              Financial Statements

                    As of December 31, 2001 and 2000 and for
    Each of the Three and Six Month Periods Ended December 31, 2001 and 2000

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                        Index to the Financial Statements
                    As of December 31, 2001 and 2000 and for
    Each of the Three and Six Month Periods Ended December 31, 2001 and 2000



Financial  Statements  of  Golden  Choice  Foods:

     Balance  Sheet,  December  31,  2001                                  F-1

     Statements  of Operations For Each of the Three
      and Six Month Periods Ended December  31,
      2001  and  2000                                                      F-3

     Statements  of  Shareholders'  Equity The Year
      Ended June 30, 2001 and the Six  Month
      Period  Ended  December  31,  2001                                   F-4

     Statements  of Cash Flows For Each of the
      Six Month Periods Ended December
      31,  2001  and  2000                                                 F-5

Notes  to  the  Financial  Statements                                      F-7

                       International Food Products Group, Inc.
                      (Formerly Golden Choice Foods Corporation)
                                    Balance Sheet
                                  December 31, 2001
--------------------------------------------------------------------------------



                                       ASSETS


Current assets:
  Cash and equivalents                                        $   42,540
  Trade accounts receivable, net                                   9,227
  Inventories                                                    225,560
  Prepaid expenses                                                 2,143
                                                              ----------
  Total current assets                                           279,470
                                                              ----------
Notes receivable - related party                                  13,050
Property and equipment, net                                        6,962
Intangible assets, net                                             6,329
Other assets                                                       1,996
                                                              ----------
Total assets                                                 $   307,807
                                                             ===========



   The accompanying notes are an integral part of the financial statements.

                       International Food Products Group, Inc.
                      (Formerly Golden Choice Foods Corporation)
                                    Balance Sheet
                                  December 31, 2001
--------------------------------------------------------------------------------



                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current  liabilities:

  Accounts payable                                            $   227,567
  Accrued expense                                                   3,979
  Note payable - related party                                     20,064
  Note payable                                                     15,337
                                                               -----------
Total liabilities                                                 266,947
                                                              ------------
Commitments and contingencies

Shareholders' equity:
  Common stock; $0.001 par value; 50,000,000 shares
    authorized; 21,299,408  shares issued and outstanding          21,300
  Additional paid-in capital                                    3,218,293
  Accumulated deficit                                          (3,198,733)
                                                              ------------
Total shareholders' equity                                         40,860
                                                              ------------
Total liabilities and shareholders' equity                    $   307,807
                                                              ============







       The accompanying notes are an integral part of the financial statements.

                              Intermational Food Products Group, Inc.
                            (Formerly Golden Choice Foods Corporation)
                                      Statements of Operations
                                            (Unaudited)
               For the Three and Six Month Periods Ended December 31, 2001 and 2000

                                             For the Three Month         For the Six Month
                                          Periods Ended December 31,  Periods Ended December 31,
                                          --------------------------  --------------------------
                                               2001         2000          2001         2000
                                          -------------  ----------   ------------  -----------
Gross sales                               $     44,143  $  202,716   $   290,217   $   788,724
  Less: returns, discounts and allowances       23,830     (34,786)       (7,387)     (149,830)
                                          -------------  ----------   ------------  -----------
Net sales                                       67,973     167,930       282,830       638,894
Cost of sales                                   47,867     141,470       237,289       499,669
                                          -------------  ----------   ------------  -----------
Gross profit                                    20,106      26,460        45,541       139,225

Selling expenses                                17,409      16,773        41,698        86,893
General and administrative expenses          1,024,288     165,602     1,110,474       301,001
                                          -------------  ----------   ------------  -----------
Loss from operations                        (1,021,591)   (155,915)   (1,106,631)     (248,669)
                                          -------------  ----------   ------------  -----------
Other income (expense):
  Interest expense                                   -           -          (919)            -
  Interest expense - related party                (997)          -        (1,920)            -
  Interest income                                    -         951             3         2,513
  Interest income - related parties                112         112           224           224
                                          -------------  ----------   ------------  -----------
                                                  (885)      1,063        (2,612)        2,737
                                          -------------  ----------   ------------  -----------
Loss before provision for income taxes      (1,022,476)   (154,852)   (1,109,243)     (245,932)
Provision for income taxes                           -      (1,600)         (800)       (1,600)
                                          -------------  ----------   ------------  -----------
Net loss                                  $ (1,022,476)  $(156,452)  $(1,110,043)  $  (247,532)
                                          =============  ==========  =============  ===========
Net loss per share, basic and diluted     $     (0.052)  $  (0.008)  $    (0.056)  $    (0.013)
                                          =============  ==========  =============  ===========


       The accompanying notes are an integral part of the financial statements.

                                     International Food Products Group, Inc.
                                    (Formerly Golden Choice Foods Corporation)
                                        Statements of Shareholders' Equity
                    For The Year Ended June 30, 2001, and The Six Months Ended December 31
-----------------------------------------------------------------------------------------------------------
                                                                    Amount
                                                     Additional   Receivable                   Total
                                   Common    Common    Paid-in    From Officer   Accumulated  Shareholder's
                                   Shares    Stock     Capital    on Common Stock   Deficit      Equity
                                  ----------  -------  ---------- -------------  -------------  -----------
Balance, June 30, 2000            18,623,274  $18,623  $2,095,120         -       ($1,565,015) $   548,728
Shares issued for services            20,000       20      14,980         -                 -       15,000
Net loss                                   -        -           -         -          (523,675)    (523,675)
                                  ----------  -------  ---------- -------------  -------------  -----------

Balance, June 30, 2001            18,643,274  $18,643  $2,110,100         -      $ (2,088,690) $    40,053
Shares issued for services            22,500       23      16,852         -                 -       16,875
Shares issued to officers &        2,350,000    2,350     878,900                                  881,250
  employees for prior services
Shares issued in a private
  placement                          283,634      283     212,442                                  212,725
Net loss                                   -        -           -         -        (1,110,043)  (1,110,043)
                                  ----------  -------  ---------- -------------  -------------  -----------

Balance, December 31, 2001        21,299,408  $21,299  $3,218,294         -       ($3,198,733) $    40,860
                                  ==========  =======  ========== =============  =============  ===========








       The accompanying notes are an integral part of the financial statements.


                                 International Food Products Group, Inc.
                                (Formerly Golden Choice Foods Corporation)
                                         Statements of Cash Flows
                    For Each of the Six Month Periods Ended December 31, 2001 and 2000
------------------------------------------------------------------------------------------------


                                                                           2001         2000
                                                                       ------------  ----------

Cash flows provided by (used in) operating activities:

Net loss                                                               $(1,110,043)  $(247,532)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation                                                             2,432       2,594
    Amortization                                                             1,037       1,121
    Provision for uncollectible accounts                                         -           -
    Shares issued for services                                              16,875           -
    Shares issued for bonuses                                              881,250           -
    Provision for sales discounts, returns and allowances                        -           -
Decrease (increase) in assets:
  Trade accounts receivable                                                123,221     121,590
  Inventories                                                                 (519)   (142,322)
  Prepaid expenses                                                               -         (33)
  Other assets                                                                (996)          -
Increase (decrease) in liabilities:                                              -
  Accounts payable                                                         (90,934)     17,731
  Accrued expenses                                                          (6,460)    (26,102)
  Other current liabilities
                                                                       ------------  ----------
Net cash used in operating activities                                     (184,137)   (272,953)
                                                                       ------------  ----------
Cash flows provided by (used in) investing activities
  Purchases of property and equipment                                         (700)     (3,900)
  Increase of notes receivable from a related party                           (224)       (224)
  Issuance of notes receivable - related parties                                 -           -
  Payment on notes receivable - related parties                                  -           -
                                                                       ------------  ----------
Net cash used in investing activities                                         (924)     (4,124)
                                                                       ------------  ----------


        The accompanying notes are an integral part of the financial statements.

                                International Food Products Group, Inc.
                              (Formerly Golden Choice Foods Corporation)
                                        Statements of Cash Flows
                  For Each of the Six Month Periods Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------------------------


                                                                           2001         2000
                                                                        ----------   ----------

Cash flows provided by (used in) financing activities:
  Payment on note payable                                                 (40,000)          -
  Payment on a note payable - related party                                (5,083)          -
  Proceeds from issuance of a notes payable                                55,337           -
  Proceeds from the issuance of common stock                              212,725           -
                                                                        ----------   ----------
Cash provided by financing activities                                     222,979           -
                                                                        ----------   ----------
Net increase (decrease) in cash                                            37,918     (277,077)

Cash and equivalents at beginning of year                                   4,622      381,428
                                                                        ----------   ----------
Cash and equivalents at end of year                                     $  42,540    $ 104,351
                                                                        ==========   ==========



                          Supplemental Disclosures of Cash Flow Information

Interest paid                                                           $   2,839    $       -
Income taxes paid                                                       $     800    $   1,600





  The accompanying notes are an integral part of the financial statements.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

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

2.     Basis  of  Presentation
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2001, the results of its operations for the three and six month periods ended December 31, 2001 and 2000, shareholders' equity for the year ended June 30, 2001 and the six months ended December 31, 2001, and cash flows for the six month periods ended December 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2001 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.     Trade  Accounts  Receivable
       ---------------------------
The Company provides allowances for doubtful accounts, returns and allowances. At December 31, 2001, the company determined that no allowance for doubtful accounts was necessary.

4.     Inventories
       -----------
Inventory  consisted of the following:               December 31, 2001
                                                     -----------------
Raw  materials                                       $     225,560
Finished  goods                                                 --
                                                      ------------

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

Total  inventories                                   $     225,560
                                                     =============

5.   Notes  Payable
     --------------
                                               2001               2000
                                               ----               ----
Note  payable  to  shareholder  with  an
 interest  rate  of  16.5%  per  annum,
 uncollateralized,  with  principal  and
 interest due at December 31, 2001.          $    20,064     $     -
                                             ------------    -----------
     Less:  current  portion                     (20,064)          -
                                             ------------    -----------

Long  term  portion  of  notes  payable     $          -     $     -
                                             ============    ===========

Interest expense for the three and six months ended December 31, 2001 was $997 and $2,839, which includes $919 and $1,920 to a related party, respectively. No interest expense was incurred for the three and six month period ended December 31, 2000.

6.     Reconciliation  of  Effective  Tax  Rate
       ----------------------------------------
Reconciliation  of  the  effective  tax  rate  to  the U.S. statutory rate is as follows:
                                For  the  Six  Months  Ended  December  31,
                                -------------------------------------------
                                           2001               2000
                                           -------          -------
Tax  expense  at  U.S.  statutory  rate    (34.0)%          (34.0)%
State  tax  provision                         .3               .3
Other                                         .2               .4
Change  in  valuation  allowance            33.8             33.8
                                           ------           ------
Effective  income  tax  rate                 0.3%             0.5 %
                                           ======           =======
                                For  the  three  Months  Ended  December  31,
                                ---------------------------------------------
                                           2001               2000
                                           -------          -------
Tax  expense  at  U.S.  statutory  rate    (34.0)%          (34.0)%
Change  in  valuation  allowance            34.0             34.0
                                           -------          -------
Effective  income  tax  rate                 0.0%             0.0 %
                                           =======          =======

The Company also has Federal and state net operating loss carryforwards of $2,014,821 and $1,576,016, respectively. The Federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2002, respectively.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

7.     Commitments
       -----------
The Company rents its corporate office on a month to month basis. Rental expense was $7,978 and $14,405 for the three and six months ended December 30, 2001, and $5,793 and $10,383 for the three and six months ended December 31, 2000, respectively.

8.     Contingencies  and  Concentrations
     ----------------------------------
     Financial  Results,  Liquidity  and  Management's  Plan

The Company has incurred net losses of $1,110,043 for the threemonth period ended December 31, 2001, and $523,675 and $339,477 in fiscal years ended June 30, 2001 and 2000, respectively. Despite its negative cash flow from operations of $397,605 for the year ended June 30, 2001, and $184,137 for the six months ended December 31, 2001, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new products and its customer development programs that it believes will enhance its ability to generate additional revenues from the sale of the Company's products. The Company has relied upon equity funding from shareholders since inception. Additional equity is being raised through the sale of common stock to new and existing shareholders in order to fund operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be given that the Company can obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Lack  of  Insurance  Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the periods ended December 31, 2001 and 2000, the Company was named as additional insured with respect to general liability, on the general liability policies of its then two co-packers, and believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
  For Each of the Three and Six Month Periods Ended December 31, 2001 and 2000
-------------------------------------------------------------------------------

     Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to both private companies and public sector entities supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. Three customers accounted for 43%, 22% and 12%, respectively, of revenues for the three months ended December 31, 2001, while two customers accounted for 23%, 22%, and two customers accounted for 11% each, for the six months ended December 31, 2001. One customer accounted for 37% of revenues for the three months ended December 31, 2000, while three customers accounted for 22%, 14% and 11%, respectively, for the six months ended December 31, 2000.

     Concentration  of  Product  Co-Packers

The Company utilizes a co-packer to produce its products. The Company does not currently have production contracts with its co-packer. Any interruption from this production source could adversely affect the Company's ability to supply customers and correspondingly its operating results.

9.     Disclosures  about  Fair  Values  of  Financial  Instruments
       ------------------------------------------------------------
The estimated fair value amounts of all financial instruments, on the Company's December 31, 2001 balance sheet, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

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

The  computations  of  basic  and  diluted loss per common share are as follows:

                                       For the Three Months Ended December 31,
                                       ---------------------------------------
                                                 2001               2000
                                                 ----               ----
Loss per common share, basic and diluted:
Net loss available to common shareholders      $(1,022,476)       $  (156,452)
Weighted average shares - basic and diluted     20,953,796         18,643,274
                                               --------------     -----------


Loss  per  common share, basic and diluted     $    (0.049)       $    (0.008)
                                               ==============     ============

                                       For the Six Months Ended December 31,
                                       -------------------------------------
                                                 2001               2000
                                                 ----               ----
Loss  per  common  share,  basic  and  diluted:
Net  loss  available  to common shareholders   $(1,110,043)       $  (247,532)
Weighted average shares - basic and diluted     19,807,095         18,636,752
                                               --------------     ------------
Loss  per  common share, basic and diluted     $    (0.056)       $    (0.013)
                                               ==============     ============

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.
                                          For the Periods Ended December 31,
                                          ---------------------------------
                                                 2001               2000
                                                 ----               ----
Shares  of  common  stock  issuable  under:
Employee  stock  options                         5,650,000          6,100,000
Non-employee  stock  options                       500,000            400,000
                                                 ---------        -----------
                                                 6,150,000          6,500,000
                                                 =========        ===========

During the period ended December 31, 2001, the company granted 600,000 options to purchase the Company's shares to an employee at an exercise price of $0.75 per share. These options may be exercised over a period of four years.

11.     Stock  Transactions
        -------------------
     Private  Placement  Offering

During the six months ended December 31, 2001, the Company, in a private placement, sold 283,634 shares of its common stock at $.75 per share with net proceeds totaling $212,725.

     Shares  Issued  for  Services

In the six months ended December 31, 2001, the Company issued 22,500 shares of common stock for consulting and package design services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of consulting expense and $5,625 of package design expense.

     Shares  Issued  for  Prior  Compensation  Services

In the six months ended December 31, 2001, the company issued 2,350,000 shares of common stock to Officers and employees of the company. The shares were issued in recognition of years of prior service to the company during which time normal salaries and employee benefits paid to the individuals were below industry standards or foregone altogether. Of the shares issued, 2,000,000 were issued to Officer/employees and 350,000 were issued to employees.

These shares were valued at $0.375 per share. This resulted in additional compensation to officers of $750,000 and additional compensation expense to employees of $131,250, for the six month period ended December 31, 2001.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements as of December 31, 2001 and for the three month and six month periods ended December 31, 2001 and 2000.

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

In April of this year, the Company changed its name to International Food Products Group, Inc. (IFPG) and its Registration Statement filed with the Securities Exchange Commission became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. IFPG filed its form 15c211 with the National Association of Securities Dealers (NASD) in September of this year to obtain a listing of its stock on the OTC Bulletin Board. Management is happy to announce that IFPG received its listing in January, 2002 under the symbol "IFPG".

Management believes that IFPG is well positioned for growth and profitability in the coming years with its new product lines which it will be introducing during 2002. The Company's product lines now consist of the following products:

G.O.T. Fries(R), our patent protected crinkle cut French fry style snack is being sold on a limited national basis with opportunities for growth in major national stores. Its proprietary flavors are now offered in five different sizes to service all classes of trade. Snack Food Magazine recently reported that G.O.T. Fries(R) ranked as one of the top new product introductions of the past year.

California Cheese Puffs(TM) is in the process of being introduced into the marketplace. This attractively packaged, tasty, upscale product, made with real California cheese, is designed to meet local and regional demand in southern California.

Just Popped(TM) will be our entry into the fastest growing segment of the snack industry - Popcorn. The product line includes a "Chicago" style popcorn which is a unique blend of mouth-watering caramel and aged cheddar cheese and two gourmet Kettle Corn's, traditional and organic. We believe that it has great taste and outstanding design.

AW-Shucks(TM) corn chip will be our first item introduced into the largest category in the snack food industry. In cooperation with the finest seasoning houses, we have developed two, new and exciting proprietary flavors, Hot Tamale Madness(TM) and Fajita Grill(TM). And there is more to come with our patented AW-Shucks(TM) corn off the cob style snack which is scheduled for introduction in early 2003.

Plan  of  Operations
--------------------

Because of the uncertainty of today's stock market, management still feels that it is in the best interest of the Company to raise additional capital prior to commencing trading. Accordingly, the company is in the process of raising $6,000,000 in capital in a private placement offering, with an average share price of $2.00. This capital will be used to increase market penetration of G.O.T. Fries(R) and to introduce new products into the market place. Management plans to increase its efforts to sell its new and existing products through mass merchandisers and club stores over the next twelve months. It believes that this will help increase brand awareness on a broad national basis. Also, sales in this category do not require the payment of slotting fees, although IFPG does plan to promote its products in these stores. Since the stated goal of IFPG is to be a developer of new products, management will continue to work on the creation of new and exciting products that may eventually be introduce into the market place. IFPG will begin to manufacture in the eastern part to the United States sometime within the next six to nine months. Manufacturing at a new location has no impact on IFPG's liquidity, it will however, have a positive impact by reducing the amount of freight paid by IFPG. Poised for growth, IFPG is entering a new and exciting period.

IFPG will continue to concentrate its efforts on the sales and distribution of its products through retail grocery chains, mass merchandisers, food service outlets, vending and convenience outlets and club stores. It is the intention of IFPG to continue to introduce new products into the market place providing that it has the necessary capital resources to make such introductions.

Results  of  Operations  for  the  six-month periods ended December 31, 2001 and
--------------------------------------------------------------------------------
2000:
----

Net Sales. Net sales for the six-month period ending December 31, 2001 compared to the six-month period ending December 31, 2000 decreased approximately 56% from $638,894 to $282,830. During the three and six month periods ended December 31, 2000, the company was continuing its test marketing of its G.O.T. Fries product line in major market areas of the country in both Club and mass market stores. These Stores included Costco, Sam's Club, Wal-Mart, Publix, Fred Meyers, H.E.B., and Walgreen's, among others. These test placements resulted in higher than normal costs for shipping, product placement, demonstrations and additional marketing incentives. Such tests were completed by the end of June 30, 2001.

During the six month period ended December 31, 2001, the company entered into a development phase to produce several different product lines to enhance its marketing presence when routine sales begin on a national level. Product lines developed and enhanced during this period included California Cheese Puffs, Just Popped Kettle Corn and Just Popped Organic Kettle Corn, Just Popped Carmel and Cheese Popcorn, and Aw Shucks corn chips.


Cost of Sales. The Cost of Sales for the six-month period ending December 31, 2001 was $237,289or approximately 84% of net sales, as compared to $499,669 or approximately 78% of net sales for the six-month period ending December 31, 2000. This increase in cost of sales was attributed primarily to the increase in freight costs because of the delivery of smaller quantities of product per order written.

Selling Expenses. Selling expenses for the six-month period ending December 31, 2001 were $41,698or approximately 15% of net sales, as compared to $86,893 or approximately 14% of net sales for the six-month period ending December 31, 2000. During this period the Selling expenses as a percentage of net sales remained constant during this period.

General and Administrative expenses. General and Administrative expenses for the six-month period ending December 31, 2001 were $1,110,474. During this period the Board of Directors authorized and issued to officers and employees a one-time stock grant of the Company's stock valued at $881,250 for services performed during the past 5 years for which compensation was either not received or was sub-standard compensation was received as compared to industry standards. Excluding this one-time expense, the general and Administrative expenses were $229,224 or approximately 81% of net sales, as compared to $301,001 or approximately 47% of net sales for the six-month period ending December 31, 2000. Although General and Administrative expenses, excluding the one-time expense, decreased overall for the six month period ending December 31, 2001, its percentage of net sales was significantly higher than the six month period ending December 31, 2000 because the reduced net sales for the six month period ending December 31, 2001. The fixed overhead for the Company is just over $140,000 per quarter.

Interest Income . Interest Income for the six-month period ending December 31, 2001 compared to the six-month period ending December 31, 2000 decreased from $2,723 to $227. This decline in interest earned was the result of less cash being kept in an interest bearing money market account.

Interest Expense for the six-month period ending December 31, 2001 compared to the six-month period ending December 31, 2000 increased from zero to $2,839. This increase in interest expense was the result of some short-term borrowing by the Company.

Net Income (Loss). For the six-month period ending December 31, 2001, the Company had a net loss of $1,110,043 or $0.056 per share as compared to a net loss of $247,532 or $0.013 per share for the six-month period ending December 31, 2000. Excluding the one-time expense discussed above under General and Administrative Expenses, the loss due to operations was $228,793 or $0.011 per share. The loss due to operations increased from approximately 39% of net sales for the six-month period ending December 31, 2000 to approximately 81% of net sales for the six-month period ending December 31 2001 because of lower sales volume.

Liquidity and Capital Resources. Since its inception, the Company has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt. The Company's principal sources of liquidity as of December 31, 2001 consisted of approximately $42,539 in cash and cash equivalents and $9,227 in Accounts Receivable.

 Total assets decreased from $598,003 as of the six-month period ended December 31, 2000 to $307,806 for the six-month period ended December 31, 2001. This decrease of approximately 48% was due to a decrease in cash of $61,811, a decrease in accounts receivable of $166,385, a decrease in inventories of $101,037 and a net decrease in other receivables of $21,913. Total liabilities decreased from $296,800 as of the six-month period ended December 31, 2000 to $266,946 for the six-month period ended December 31, 2001. The decrease in accounts payable of $62,513, and the increase in notes payable of $35,400 accounted for most of the difference.

The Total Shareholders Equity decreased from $301,203 for the six-month period ended December 31, 2000 to $40,859 for the six-month period ended December 31, 2001.

Results  of  Operations  for the three-month periods ended December 31, 2001 and
--------------------------------------------------------------------------------
2000.
-----

Net Sales. Net sales for the three-month period ending December 31, 2001 compared to the three-month period ending December 31, 2000 decreased approximately 60% from $167,930 to $67,973. During the three month period ended December 31, 2000, the company was continuing its test marketing of its G.O.T. Fries product line in major market areas of the country in both Club and mass-market stores. These Stores included Costco, Sam's Club, Wal-Mart, Publix, Fred Meyers, H.E.B., and Walgreen's, among others. These test placements resulted in higher than normal costs for shipping, product placement, demonstrations and additional marketing incentives. Such tests were completed by the end of June 30, 2001.

During the three month period ended December 31, 2001, the company was in a development phase to produce several different product lines to enhance its marketing presence when routine sales begin on a national level. Product lines developed and enhanced during this period included California Cheese Puffs, Just Popped Kettle Corn and Just Popped Organic Kettle Corn, Just Popped Carmel and Cheese Popcorn, and Aw Shucks corn chips.

Cost of Sales. The Cost of Sales for the three-month period ending December 31, 2001 was $47,867 or approximately 70% of net sales, as compared to $141,470 or approximately 84% of net sales for the three-month period ending December 31, 2000. This decrease in percentage of net sales was the result of a decrease in the cost of finished goods sold.

Selling Expenses. Selling expenses for the three-month period ending December 31, 2001 were $17,408 or approximately 26% of net sales, as compared to $16,773 or approximately 10% of net sales for the three-month period ending December 31, 2000. The increase in percentage of net sales was due primarily to the fact that the Company began paying broker retainer fees in this quarter.

General and Administrative expenses. General and Administrative expenses for the three-month period ending December 31, 2001 were $1,024,288. During this period the Board of Directors authorized and issued to officers and employees a one-time stock grant of the Company's stock valued at $881,250 for services performed during the past 5 years for which compensation was either not received or was sub-standard compensation was received as compared to industry standards. Excluding this one-time expense, the general and Administrative expenses were $143,038 or approximately 210% of net sales, as compared to $165,602 or approximately 99% of net sales for the three-month period ending December 31, 2000. This increase in General and Administrative expenses, excluding the one-time expense, as a percentage of net sales was the result of less sales in the quarter.

Interest Income. Interest Income for the three-month period ending December 31, 2001 compared to the three-month period ending December 31, 2000 decreased from $1,063 to $112. This decline in interest earned was the result of less cash being kept in an interest bearing money market account.

Interest Expense for the three-month period ending December 31, 2001 compared to the three-month period ending December 31, 2000 increased from zero to $998. This increase in interest expense was the result of some short-term borrowing by the Company.

Net Income (Loss). For the three-month period ending December 31, 2001, the Company had a net loss of $1,022,476 or $0.049 per share as compared to a net loss of $156,452 or $0.008 per share for the three-month period ending December 31, 2000. Excluding the one-time expense discussed above under General and Administrative Expenses, the loss due to operations was $141,226 or $0.006 per share. The decrease in loss due to operations was primarily the result of a greater decrease in general and administrative expenses, excluding the one-time expense, than the decrease in sales for the three-month period ending December 31, 2001.

Management is of the opinion that IFPG's current sources of cash are insufficient for the ensuing twelve months. IFPG intends, prior to the end of the twelve months, to raise additional capital through a private stock offering.

Certain  Trends  and  Uncertainties:
-----------------------------------
IFPG has in the past and may in the future make forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

Commodity  Prices  and  Competition:
-----------------------------------
IFPG is subject to market risk with respect to the cost of commodities, because IFPG's ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The markets for IFPG's products are characterized by frequent new product introductions. IFPG's future success is dependent upon the timely completion and introduction of new products at competitive prices and quality levels. In addition, IFPG must respond to competitors in IFPG's markets. If IFPG is not able to make timely introduction of new products, increase market share of existing products, or to respond effectively to competition, its business and operating results could be adversely affected.

Raw  Materials  and  Other  Supplies:
------------------------------------
The snack food industry has ample manufacturing capacity and is expected to continue to do so in the future. The prices IFPG pays for its raw materials are subject to fluctuation. When prices increase, IFPG may or may not be able to pass on such increases to its customers. IFPG's results of operations could be adversely affected if its raw material suppliers are unwilling or unable to supply a timely and sufficient supply of product to IFPG and if IFPG is unable to pass on price increases to its customers.

Freight  Costs:
--------------
The cost to ship product is the single most important cost to reduce. IFPG must continue to find new and cost effective ways to reduce its freight costs. IFPG must continue to manufacture as close as possible to its customers and manage orders that are less than truckload in size. If IFPG is not able to reduce these costs; its business and operating results could be adversely affected.

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

In the three months ended December 31, 2001, the company issued 2,350,000 shares of common stock to Officers and employees of the company. The shares were issued in recognition of years of prior service to the company during which time normal salaries and employee benefits paid to the individuals were below industry standards or foregone altogether. Of the shares issued, 2,000,000 were issued to Officer/employees and 350,000 were issued to employees. These shares were valued at $0.375 per share. This resulted in additional compensation to officers of $750,000 and additional compensation expense to employees of $131,250, for the three month period ended December 31, 2001. This issuance was an isolated transaction to three parties closely related to the Company and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. During the three months ended December 31, 2001, the Company, in a private placement, sold 283,634 shares of its common stock at $.75 per share with net proceeds totaling $212,725. The shares were sold pursuant to Rule 506 of Regulation D and accordingly were exempt from registration under the Securities Act of 1933.

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


INTERNATIONAL FOOD PRODUCTS GROUP, INC.

Date:   February  19,  2002



By: /s/ Joseph R. Rodriquez, Jr.
--------------------------------------------
Joseph  R.  Rodriquez,  Jr.,  President  and
Principal  Financial  Officer