Form 10QSB
period 2002-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2002-05-20
CIK 1019216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For  the  transition  period       to


          Commission  File  Number          000-33251
                                            ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

           Nevada                                         33-0903004
--------------------------------                          --------------------
(State or other jurisdiction of                           (IRS  Employer
incorporation  or  organization)                          Identification  No.)


180 Newport Center Drive, Suite 180
Newport Beach, CA                                         92660
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:           949-720-8470
                                                          ------------


          ----------------------------------------------------------------------
          (Former  name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,380,408 Shares of $.001 par value Common Stock outstanding as of March 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and the nine months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2002.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                              Financial Statements

                      As March of 31, 2002 and 2001 and for
     Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                        Index to the Financial Statements
                      As of March 31, 2002 and 2001 and for
     Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001



Financial  Statements  of  International  Food  Products
     Group,  Inc:

     Balance  Sheet,  March  31,  2002                                    F-1

     Statements of Operations For Each of the Three and Nine
      Month Periods Ended March  31,  2002  and  2001                     F-3

      Statements  of  Shareholders'  Equity The Year Ended
      June 30, 2001 and the Nine Month Period Ended March 31, 2002        F-4

      Statements  of  Cash  Flows For Each of the Nine
      Month Periods Ended March 31,  2002  and  2001                      F-5

Notes  to  the  Financial  Statements                                     F-7

                    INTERNATIONAL FODD PRODUCTS GROUP, INC.
                  (Formerly Golden Choice Foods Corporation)
                             Balance Sheet
                             March 31, 2002


                                ASSETS


Current  assets:

  Cash and equivalents                $1,823
  Trade accounts receivable, net      19,625
  Inventories                        188,117
  Prepaid expenses                     2,143
                                    ---------
    Total current assets             211,708
                                    ---------
  Notes receivable - related party    13,162
  Property and equipment, net          5,791
  Intangible assets, net               5,811
  Other assets                         1,996
                                    ---------
  Total assets                      $238,468
                                    =========




The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL FODD PRODUCTS GROUP, INC.
                  (Formerly Golden Choice Foods Corporation)
                             Balance Sheet
                             March 31, 2002

                   LIABILITIES AND SHAREHOLDER EQUITY

Current  liabilities:

  Accounts payable                             $  251,184
  Accrued expense                                  96,553
  Note payable - related parties                   18,599
  Note payable                                     15,337
                                              ------------
Total liabilities                                 381,673
                                              ------------
Commitments and contingencies
Shareholders' equity:
 Common stock; $0.001
  par value; 50,000,000 shares
  authorized; 21,380,408  shares
  issued and outstanding                           21,381
 Additional paid-in capital                     3,302,212
 Accumulated deficit                           (3,466,798)
                                              ------------
 Total shareholders' equity                      (143,205)
                                              ------------
  Total liabilities and shareholders' equity  $   238,468
                                              ============


                    INTERNATIONAL FODD PRODUCTS GROUP, INC.
                  (Formerly Golden Choice Foods Corporation)
                         Statements of Operations
       For the Three and Nine Month Periods Ended March 31, 2002 and 2001




                                     For the Three Month          For the Nine Month
                                  Periods Ended March 31,     Periods Ended March 31,
                                     2002       2001         2002         2001
                                     ----------  ---------  ------------  -----------
  Gross sales                        $  67,307   $826,345   $   357,524   $1,615,069
   Less: returns, discounts
   and allowances                      (12,519)   (15,378)      (19,907)    (164,652)
                                     ----------  ---------  ------------  -----------
  Net sales                             54,788    810,967       337,617    1,450,417
  Cost of sales                         90,729    567,629       328,015    1,067,854
                                     ----------  ---------  ------------  -----------
  Gross profit                         (35,941)   243,338         9,602      382,563
  Selling expenses                      20,785    203,851        62,485      290,744
  General and administrative
  expenses                             210,615     99,138     1,321,085      400,139
                                     ----------  ---------  ------------  -----------
  Loss from operations                (267,341)   (59,651)   (1,373,968)    (308,320)
                                     ----------  ---------  ------------  -----------
  Other income (expense):
   Interest expense                          -        (18)         (919)         (18)
   Interest expense - related party       (836)         -        (2,757)           -
   Interest income                           -        333             0        2,846
   Interest income - related parties       112        112           336          336
                                     ----------  ---------  ------------  -----------
                                          (724)       427        (3,340)       3,164
                                     ----------  ---------  ------------  -----------
  Loss before provision
  for income taxes                    (268,065)   (59,224)   (1,377,308)    (305,156)
  Provision for income taxes                 -          -          (800)      (1,600)
                                     ----------  ---------  ------------  -----------
  Net loss                           $(268,065)  $(59,224)  $(1,378,108)  $ (306,756)
                                     ==========  =========  ============  ===========
  Net loss per share,
  basic and diluted                  $  (0.013)  $ (0.003)  $    (0.068)  $   (0.016)
                                     ==========  =========  ============  ===========



       The accompanying notes are an integral part of the financial statements.
                                          F-3


                    INTERNATIONAL FODD PRODUCTS GROUP, INC.
                  (Formerly Golden Choice Foods Corporation)
                      Statements of Stockholders' Equity
       For the Three and Nine Month Periods Ended March 31, 2002 and 2001

                                                               Amount                        Total
                                                    Additional Receivable From               Share-
                                Common     Common   Paid-in    Officer on     Accumulated    holder's
                                Shares     Stock    Capital    Common Stock   Deficit        Equity
                              ----------   -------  ----------  ------------  -------------  ------------
 Balance, June 30, 2000       18,623,274  $18,623  $2,095,120             -   ($1,565,015)  $   548,728
  Shares issued for services      20,000       20      14,980             -             -        15,000
  Net loss                             -        -           -             -      (523,675)     (523,675)
                               ----------  -------  ----------  ------------  -------------  ------------
 Balance, June 30, 2001        18,643,274  $18,643  $2,110,100             -  $ (2,088,690)  $    40,053

  Shares issued for services       22,500       23      16,852             -             -        16,875
  Shares issued to officers &
   employees for prior
   services                     2,350,000    2,350     878,900                                   881,250

  Shares issued in a private
    placement                     364,634      365     296,360                                   296,725
  Net loss                              -        -           -             -    (1,378,108)   (1,378,108)
                               ----------  -------  ----------  ------------  -------------  ------------
 Balance, March 31, 2002       21,380,408  $21,381  $3,302,212             -   ($3,466,798)    ($143,205)
                               ==========================================================================



       The accompanying notes are an integral part of the financial statements.
                                           F-4



                    INTERNATIONAL FODD PRODUCTS GROUP, INC.
                  (Formerly Golden Choice Foods Corporation)
                      Statements of Cash Flows
       For Each of the Nine Month Periods Ended March 31, 2002 and 2001





                                                              2002         2001
                                                          ------------  ----------
  Cash flows provided by (used in) operating activities:
  Net loss                                                $(1,378,108)  $(306,756)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
    Depreciation                                                3,602       4,055
    Amortization                                                1,555       1,683
    Shares issued for services                                 16,875           -
    Shares issued for bonuses                                 881,250           -
  Decrease (increase) in assets:
     Trade accounts receivable                                112,823      41,567
     Inventories                                               36,925     (50,340)
     Prepaid expenses                                               -        (366)
     Other assets                                                (996)          -
  Increase (decrease) in liabilities:
     Accounts payable                                         (67,317)    (22,701)
     Accrued expenses                                          86,114     (29,183)
                                                          ------------  ----------
  Net cash used in operating activities                      (307,277)   (362,041)
                                                          ------------  ----------
  Cash flows provided by (used in) investing activities
    Purchases of property and equipment                          (700)     (3,900)
    Increase of notes receivable from a related party            (336)       (336)
                                                          ------------  ----------
  Net cash used in investing activities                        (1,036)     (4,236)
                                                          ------------  ----------





       The accompanying notes are an integral part of the financial statements.

                    INTERNATIONAL FODD PRODUCTS GROUP, INC.
                  (Formerly Golden Choice Foods Corporation)
                           Statements of Cash Flows
       For Each of the Nine Month Periods Ended March 31, 2002 and 2001

                                                              2002        2001
                                                            ---------  ---------
  Cash flows provided by (used in) financing activities:
    Payment on note payable                                  (40,000)         -
    Payment on a note payable - related party                 (9,048)
    Proceeds from issuance of a notes payable                 57,837          -
    Proceeds from the issuance of common stock               296,725          -
                                                            ---------  ---------
Cash provided by financing activities                        305,514          -
                                                            ---------  ---------
Net increase (decrease) in cash                              (2,799)  (366,277)
                                                            ---------  ---------
Cash and equivalents at beginning of year                      4,622    381,428
                                                            ---------  ---------
Cash and equivalents at end of period                       $  1,823   $ 15,151
                                                            =========  =========


    Supplemental Disclosures of Cash Flow Information

Interest paid                                               $  3,676   $     18
Income taxes paid                                           $    800   $  1,600

   The accompanying notes are an integral part of the financial statements.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
   For Each of the Three and Nine Month Periods Ended March 31, 2002 and 2001




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

2.     Basis  of  Presentation
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2002, the results of its operations for the three and nine month periods ended March 31, 2002 and 2001, shareholders' equity for the year ended June 30, 2001 and the nine months ended March 31, 2002, and cash flows for the nine month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2001 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.     Trade  Accounts  Receivable
       ---------------------------
The Company provides allowances for doubtful accounts, returns and allowances. At March 31, 2002, the company determined that no allowance for doubtful accounts was necessary.

4.     Inventories
       -----------
Inventory consisted of the following:            March 31, 2002
                                                 --------------
Raw  materials                                   $     181,358
Finished  goods                                          6,759
                                                 -------------
Total  inventories                               $     188,117
                                                 =============
                                     F-7

5.     Notes  Payable
       --------------

                                              2002             2001
                                              ----             ----
Note payable to shareholder
with an interest rate of 16.5% per annum,
uncollateralized, with principal and
interest due at June 30, 2002.             $   16,099       $     -

Note  payable  to  officer
with  an  interest  rate  of
5%  per Annum,  uncollateralized,
with  principal  and  interest                  2,500             -
due  at  June  30,  2002

     Less:  current  portion                  (18,599)            -
                                           -------------------------
Long  term  portion  of  notes  payable    $        -       $     -
                                           =========================
Interest expense for the three and nine months ended March 31, 2002 was $836 and $3,676, which includes $836 and $2,757 to a related party, respectively. No interest expense was incurred for the three and nine month periods ended March 31, 2001.

6.     Reconciliation  of  Effective  Tax  Rate
       ----------------------------------------

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                       For  the  Nine  Months Ended March 31,
                                       --------------------------------------
                                                 2002               2001
                                                 ----               ----
Tax  expense  at  U.S.  statutory  rate          (34.0)%          (34.0)%
State  tax  provision                               .3               .3
Other                                               .2               .4
Change  in  valuation  allowance                  33.8             33.8
                                                  -----            -----
Effective  income  tax  rate                       0.3%             0.5%
                                                  =====            =====

                                      For  the  three  Months Ended March 31,
                                      ---------------------------------------
                                                 2002              2001
                                                 ----              ----
Tax  expense  at  U.S.  statutory  rate          (34.0)%          (34.0)%
Change  in  valuation  allowance                  34.0             34.0
                                                  -----            -----
Effective  income  tax  rate                       0.0%            0.0%
                                                  =====            =====

7.     Commitments
       -----------

The Company rents its corporate office on a month to month basis. Rental expense was $9,701 and $24,106 for the three and nine months ended March 30, 2002, and $6,185 and $16,568 for the three and nine months ended March 31, 2001, respectively.

8.     Contingencies  and  Concentrations
       ----------------------------------

Financial  Results,  Liquidity  and  Management's  Plan

The Company has incurred net losses of $268,065 for the three month period ended March 31, 2002, and $523,675 and $339,477 in fiscal years ended June 30, 2001 and 2000, respectively. Despite its negative cash flow from operations of $397,605 for the year ended June 30, 2001, and $307,277 for the nine months ended March 31, 2002, the Company has been able to obtain additional operating capital through private funding sources and short-term borrowing. Management's plans include the continued development of the Company's new products and its customer development programs that it believes will enhance its ability to generate additional revenues from the sale of the Company's products. The Company has relied upon equity funding from shareholders since inception. Additional equity is being raised through the sale of common stock to new and existing shareholders in order to fund operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be given that the Company can obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Lack  of  Insurance  Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the periods ended March 31, 2002 and 2001, the Company was named as additional insured with respect to general liability, on the general liability policies of its then two co-packers, and believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to both private companies and public sector entities supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. Two customers accounted for 19% and two customers accounted for 13% of revenues for the three months ended March 31, 2002, while three customers accounted for 19%, 17% and 11%, respectively for the nine months ended March 31, 2002. One customer accounted for 67% of revenues for the three months ended March 31, 2001, while two customers accounted for 34% and 11%, respectively, for the nine months ended March 31, 2001.

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

9.     Disclosures  about  Fair  Values  of  Financial  Instruments
       ------------------------------------------------------------

The estimated fair value amounts of all financial instruments, on the Company's March 31, 2002 balance sheet, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

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

The  computations  of  basic  and  diluted loss per common share are as follows:

                                      For  the  Three  Months  Ended  March  31,
                                      ------------------------------------------
                                                2002               2001
                                                ----               ----

Loss per common share, basic and diluted:
 Net loss available to common shareholders    $    (268,065)       $   (59,224)
 Weighted average shares - basic and diluted      21,362,765         18,632,179
                                              --------------     ---------------
Loss  per  common share, basic and diluted    $      (0.013)     $      (0.003)
                                              ==============     ==============


                                      For  the  Nine  Months  Ended  March  31,
                                      -----------------------------------------
                                               2002               2001
                                               ----               ----
Loss per common share, basic and diluted:
  Net  loss  available  to
   common shareholders                    $(1,378,108)     $   (306,756)
  Weighted  average  shares  -
   basic  and  diluted                     20,318,081        18,638,894
                                          --------------     -----------
     Loss per common share,
      basic and diluted                   $      (0.068)     $   (0.016)
                                          ===============  ==============

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.
                                           For  the  Periods  Ended  March  31,
                                           ------------------------------------
                                               2002               2001
                                               ----               ----
Shares  of  common  stock  issuable  under:
  Employee  stock  options                  5,650,000        6,100,000
  Non-employee  stock  options                500,000          400,000
                                              -------          -------
                                            6,150,000        6,500,000
                                            =========        =========

During the nine month period ended March 31, 2002, the company granted 600,000 options to purchase the Company's shares to an employee at an exercise price of $0.75 per share, which was the market price at the date of grant. These options may be exercised over a period of four years. During the nine month period ended March 31, 2001, the company granted 400,000 options to purchase the Company's shares to an employee at an exercise price of $0.75 per share, which was the market price at the date of grant. These options may be exercised over a period of four years.

Private  Placement  Offering

During the nine months ended March 31, 2002, the Company, in a private placement, sold 333,634 shares of its common stock at $.75 per share with net proceeds totaling $250,225, and 31,000 shares of its common stock at $1.50 per share with net proceeds totaling $46,500.

Shares  Issued  for  Services

In the nine months ended March 31, 2002, the Company issued 22,500 shares of common stock for consulting and package design services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of consulting expense and $5,625 of package design expense.

Shares  Issued  for  Prior  Compensation  Services

In the nine months ended March 31, 2002, the company issued 2,350,000 shares of common stock to Officers and employees of the company. The shares were issued in recognition of years of prior service to the company during which time normal salaries and employee benefits paid to the individuals were below industry standards or foregone altogether. Of the shares issued, 2,000,000 were issued to Officer/employees and 350,000 were issued to employees.
These shares were valued at $0.375 per share. This resulted in additional compensation to officers of $750,000 and additional compensation expense to employees of $131,250, for the nine month period ended March 31, 2002.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2001, and June 30, 2000, and for the unaudited financial statements as of March 31, 2002, and for the three-month and nine-month periods ended March
31,  2002  and  2001.

International  Food  Products  Group,  Inc.  (formerly  Golden  Choice  Foods
Corporation) was formed in April 1996 in the state of Delaware and was re-domiciled in the state of Nevada on June 1, 2000. International Food Products Group, Inc. is engaged in the development, marketing and sales of snack food products. Sales of its snack-food products commenced in fiscal year 1997.

In April of 2001, the Company changed its name to International Food Products Group, Inc. (IFPG) and its Registration Statement filed with the Securities Exchange Commission became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. IFPG filed its form 15c211 with the National Association of Securities Dealers (NASD) in September, 2001 to obtain a listing of its stock on the OTC Bulletin Board. Management is happy to announce that IFPG received its listing in January, 2002, under the symbol "IFPG".

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

Just Popped(TM) will be our entry into the fastest growing segment of the snack industry, popcorn. The product line includes a "Chicago" style popcorn which is a unique blend of mouth-watering caramel and aged cheddar cheese and two gourmet Kettle Corn's, traditional and organic. We believe that it has great taste and outstanding design.

AW-Shucks(TM) corn chips will be our first item introduced into the largest category in the snack food industry. In cooperation with the finest seasoning houses, we have developed two new and exciting proprietary flavors, Hot Tamale Madness(TM) and Fajita Grill(TM). And there is more to come with our patented AW-Shucks(TM) corn off the cob style snack which is scheduled for introduction in early 2003.

Plan  of  Operations

Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG to grow its sales it will need to raise additional capital. To obtain product placement in the retail market segment IFPG has to pay significant slotting fees. Due to the high cost of doing business in the retail market segment, IFPG has decided to concentrate its sales efforts in mass merchandisers, club stores and "In & Out" promotions with all market segments. In mass and club stores "In & Out"
promotions are not generally subject to slotting fees. IFPG plans to raise additional capital through a private stock offering during the next few months. This capital will be used to increase market penetration of G.O.T. Fries(R) and to introduce its four new products into the market place. Management plans to increase its efforts to sell G.O.T. Fries(R) through mass merchandisers and club stores over the next twelve months. It believes that this will help increase brand awareness on a national basis. Sales in these categories do not require the payment of slotting fees, although IFPG plans to conduct product demonstrations in many of these stores. Since the stated goal of IFPG is to be a developer of new products, management will continue to work on the creation of new and exciting products that eventually should be introduced into the market place. IFPG will begin to manufacture in the eastern part of the United States as soon as a co-packer is selected. Manufacturing at a new location has no impact on IFPG's liquidity; it will however, have a positive impact by reducing the amount of freight paid by IFPG.

Results of Operations for the nine-month periods ended March  31, 2002 and 2001.

Net Sales. Net sales for the nine-month period ending March 31, 2002, compared to the nine-month period ending March 31, 2001, decreased approximately 78% from $1,615,069 to $357,524. During the nine-month period ending March 31, 2001, the Company was continuing its test marketing of its G.O.T. Fries(R) product line in major market areas of the country in both club and mass market stores. These stores included Costco, Sam's Club, Wal-Mart, Publix, Fred Meyers, H.E.B., and Walgreen's, among others. These test placements resulted in higher than normal costs for shipping, product placement, demonstrations and additional marketing incentives. Such tests were completed by the end of June 30, 2001. The Company is now in the process of raising capital to develop a sales force, purchase inventory and plan marketing and promotional strategies to sell its products.

During the nine-month period ending March 31, 2002, the Company entered into a development phase to produce several different product lines to enhance its marketing presence, as a result of this phase, net sales declined from the comparable period of the prior year. Product lines developed and enhanced during this period included California Cheese Puffs, Just Popped(TM) Kettle Corn and Just Popped(TM) Organic Kettle Corn, Just Popped(TM) Carmel and Cheese Popcorn, and Aw Shucks(TM) corn chips.

Cost of Sales. The Cost of Sales for the nine-month period ending March 31, 2002, was $328,018 or approximately 97% of net sales, as compared to $1,067,854, or approximately 74% of net sales for the nine-month period ending March 31, 2001. Cost of Sales increased during this period primarily because the Company sold its new cheese puff at a discounted price to selected customers and because freight in the smaller order sizes increased by over 10%. In addition, during the period the Company expensed approximately $50,000 of raw materials that were damaged by the Company's co-packer. Cost of Sales will continue to be above 75% until the Company reduces its freight costs. As sales volume per order and the number of truckload orders increase, freight costs per case sold will decrease, resulting in a lower percentage of Cost of Sales. The addition of new manufacturing locations will also significantly reduce freight costs.

Selling Expenses. Selling expenses for the nine-month period ending March 31, 2002, were $62,484 or approximately 19% of net sales, as compared to $290,744, or approximately 20% of net sales for the nine-month period ending March 31, 2001. Selling expenses as a percentage of net sales remained relatively constant during this period.

General and Administrative expenses. General and Administrative expenses for the nine-month period ending March 31, 2002, were $1,321,085, or approximately 391% of net sales, as compared to $400,139, or approximately 28% of net sales for the nine-month period ending March 31, 2001. Certain employees and officers voluntarily elected to forgo compensation and most usual employee benefits during some prior periods, and elected to receive below market salaries in other prior periods. In recognition of these circumstances, the Company authorized a one-time bonus to these individuals. This bonus was paid through the issuance of shares of the Company's common stock, which value totaled $869,500. Excluding this one-time action, General and Administrative expenses rose by approximately $50,000 for the period. An additional increase resulted from a one-time fee of $75,000 for filing the Company's C211 with the NASD and additional, associated consulting fees of approximately $35,000.

Other Income (Expense). Other Income including interest income and expense for the nine-month period ending March 31, 2002, compared to the nine-month period ending March 31, 2001, decreased from $1,564 to ($4,137). This decrease was the result of interest expense incurred on short-term borrowing.

Net Income (Loss). For the nine-month period ending March 31, 2002, the Company had a net loss of $(1,378,107) or $(0.068) per share as compared to a net loss of $(306,756) or $(0.016) per share for the nine-month period ending March 31, 2001. This increase in net loss is attributed to the one-time bonus which was charged to salary expense in the amount of $869,500, the increase in General and Administrative expense of $51,000 and to the increase in Cost Sales for the period, which included over $50,000 in inventory damages and adjustments.


Results of Operations for the three-month periods ended March 31, 2002 and 2001.

Net Sales. Net sales for the three-month period ending March 31, 2002, compared to the three-month period ending March 31, 2001, decreased from $810,967 to $54,788. This decrease in Net Sales is due to the fact that the Company successfully completed the test marketing of G.O.T. Fries(R) and entered into a development phase to produce several different product lines to enhance its marketing presence, as a result of this phase, net sales declined from the comparable period of the prior year.

Cost of Sales. The Cost of Sales for the three-month period ending March 31, 2002, was $90,729, or approximately 165% of net sales, as compared to $567,629, or approximately 70% of net sales for the three-month period ending March 31, 2001. Cost of Sales increased during this period primarily because the Company sold its new cheese puff at a discounted price to selected customers and because freight in the smaller order sizes increased by over 10%. In addition, during the period the Company expensed approximately $50,000 of raw materials that were damaged by the Company's co-packer. Cost of Sales will continue to be above 75% until the Company reduces its freight costs. As sales volume per order and the number of truckload orders increase, freight costs per case sold will decrease, resulting in a lower percentage of Cost of Sales. The addition of new manufacturing locations will also significantly reduce freight costs.

Selling Expenses. Selling Expenses for the three-month period ending March 31, 2002, were $20,785, or approximately 38% of net sales, as compared to $203,851, or approximately 25% of net sales for the three-month period ending March 31, 2001. The decrease in Selling Expenses was due to the decrease in sales volume for the period.

General and Administrative expenses. General and Administrative expenses for the three-month period ending March 31, 2002, were $210,615, or approximately 384% of net sales, as compared to $99,138 ,or approximately 12% of net sales for the three-month period ending March 31, 2001. This increase in General and Administrative expenses was primarily the result of a one time fee of $75,000, for filing the Company's C211 with the NASD and additional associated consulting fees of approximately $19,000.

Other Income (Expense). Other Income for the three-month period ending March 31, 2002, compared to the three-month period ending March 31, 2001, decreased from $427 to $(724). This decrease was the result of interest expense on short-term obligations.

Net Income (Loss). For the three-month period ending March 31, 2002, the Company had a net loss of $(268,065) or $(0.013) per share as compared to a net loss of $(59,224), or $(0.003) per share for the three-month period ending March 31, 2001. This decrease per share resulted from the combination of lower Net Sales, higher Cost of Sales and the one-time charge for the C211 filing with the NASD.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt. IFPG's principal sources of liquidity as of March 31, 2002, consisted of approximately $1,825 in cash and cash equivalents and $19,625 in net trade accounts receivable.

 Total assets decreased from $495,266, for the period ended March 31, 2001, to $238,468, for the period ended March 31, 2002. This decrease was due to the decrease in accounts receivable of approximately $238,000. Total liabilities increased from $253,286, as of the period ended March 31, 2001, to $381,673, for the period ended March 31, 2002. The increase is attributable to the following accrued expenses: $75,000 for filing the C211, which is to be paid in Company common stock, $15,500 in accrued payroll, $15,000 note payable to an unrelated party, $2,500 note payable to Officer and $16,000 note payable to shareholder.

The Total Shareholders Equity decreased from $241,979, as of the period ended March 31, 2001, to $(143,205) as of the period ended March 31, 2002. For the nine-month period ended March 31, 2002, IFPG sold 364,634 common shares of stock.

Material events and uncertainties. IFPG anticipates that it will begin to be profitable during the second quarter of fiscal year 2003. For this to happen the Company must be successful in raising additional capital in order to deliver its products to the marketplace. Prior to this, IFPG will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, IFPG must be able to continue to develop markets and gain consumer acceptance of its products.

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

Commodity  Prices  and  Competition:

IFPG is subject to market risk with respect to the cost of commodities because IFPG's ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. The markets for IFPG's products are characterized by frequent new product introductions. IFPG's future success is dependent upon the timely completion and introduction of new products at competitive prices and quality levels. In addition, IFPG must respond to competitors in IFPG's markets. If IFPG is not able to accomplish timely introduction of new products, increase its market share of existing products, or to respond effectively to competition, its business and operating results could be adversely affected.

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

Freight  Costs:

The cost to ship product is the single most important cost to reduce. IFPG must continue to find new and cost effective ways to reduce its freight costs. IFPG must continue to manufacture as close as possible to its customers and reduce orders that are less than truckload in size. If IFPG is not able to reduce these costs, its business and operating results could be adversely affected.

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



PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings

     None

Item  2.  Changes  in  Securities

During the three months ended March 31, 2002, the Company, in a private placement, sold 81,000 shares of its common stock at $1.50 per share. The shares were sold pursuant to Rule 506 of Regulation D and accordingly were exempt from registration under the Securities Act of 1933.

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

INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.

Date:   May 20, 2002



By:  /s/ Joseph R. Rodriquez, Jr.
     -----------------------------------------
     Joseph R. Rodriquez, Jr., President and
     Principal Financial Officer