Form 10KSB
period 2002-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2002-11-19
CIK 1019216

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  June  30,  2002
                                       ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-33251
                               ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

                        GOLDEN CHOICE FOODS CORPORATION
                      ____________________________________
                            Former Name if Applicable


          NEVADA                                       33-0903004
-------------------------------                   ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

180 Newport Center Drive, Suite 180
Newport Beach, CA                                 92660
---------------------------------------           ---------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:   (949) 720-8470
                                                      ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:
50,000,000  common  shares  par  value  $0.001  per  share

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  for  the  fiscal  year  ending  June  30,  2002  were  $  400,704

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 30, 2002 is $ 20,887,345.

The number of shares of the issuer's Common Stock outstanding as of June 30, 2002 is 21,523,803.

Transitional  Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                    PART I

Item 1.  Description  of  Business


Corporate  History

     International Food Products Group, Inc.(IFPG) formerly Golden Choice Foods Corporation dba Golden Choice Foods was incorporated in April 1996 pursuant to the laws of the state of Delaware. On June 1, 2000, the Company re-domiciled in the state of Nevada. In April, 2001 the Company changed its name to International Food Products Group, Inc.(IFPG) and became a fully reporting company with the SEC pursuant to Section 12(g) of the Securities Exchange Act. In January of 2002 IFPG received a listing of its stock on the OTC Bulletin Board under the trading symbol "IFPG".

General  Overview

     IFPG is a developer and marketer of new food products. We plan to grow our business through sales generated from existing brands, newly developed products and acquisitions of small, regional marketing/manufacturing companies.

     IFPG has been engaged in product development since its inception. Resulting in the issuance of two U.S. design patents, one of which, G.O.T. Fries(R), has been successfully introduced into the market place. IFPG has also completed the development of a number of new products that are now ready for market introduction, the issuance of registrations and trademarks for its corporate names, brands, product names, flavors, and a signature character named Gotfrie!

     In addition to the products mentioned above, we plan to introduce new items in late 2002 and early 2003. The Company is also negotiating to acquire a fully developed appetizer/entree ready for packaging and marketing. This product could be ready for introduction as early as the third quarter of 2003. Additionally, the Company has identified two regionally branded manufactures that are potential acquisition candidates. Management is also aware of other local and regional brands that can be acquired.

Products

G.O.T.  FRIES(R)

     G.O.T. FRIES(R) (Great Original Tasting!) - a crinkle-cut French-fry style snack, is the first mainstream brand to be introduced into the consumer market by IFPG. G.O.T. FRIES(R) is the result of two years of product development and is made from potato and corn base which is extruded and then baked to a light crunchy texture. They contain less fat than most traditional items found on the snack aisle, yet have an extraordinarily high flavor profile. It cannot be overemphasized that their originality has been recognized with the issuance of a US design patent. G.O.T. FRIES(R) is currently available in three flavors: "All American(TM)", "Southwestern", and "Traditional-Lightly Salted".

     The Snack Food Industry Association reported that G.O.T. FRIES(R) ranked number 14 on the top 20 list of new/re-launched snack category products in 2000 out of the thousand of products introduced. Considering the brand has no advertising and very little on-shelf exposure, that represents a remarkable achievement. Although all salty snacks compete for the same customer, most of these snacks are grouped under broad headings such as potato chips, corn chips, tortilla chips, cheese puffs or pretzels. G.O.T. FRIES(R) does not fall under one of these types of classifications, thereby causing it to standout among the crowd of salty snacks. It is a product that is identifiable and recognizable. The French-fry is one of the most popular foods in America. MacDonald's(R), alone, sells over nine million(9,000,000) orders of french-fries per day. Sandwich shops, not possessing a deep fryer, want a product that will attract french-fry customers. G.O.T. FRIES(R) appears to be the first potential product to fill this requirement, because it is also microwavable. G.O.T. FRIES(R) also benefits indirectly from the advertising by the milk industry - with its "Got milk" campaign. This benefit is a result of the consumer awareness with the term "GOT". The "Got Milk" ad campaign appeared to be very successful in drawing the attention of viewers with its funny and interesting tales. Since most consumers have seen at least 1 or more of the "Got Milk" commercials, it is management's belief that when the consumer sees the word got in G.O.T. FRIES(R) they will be more apt to look closer at the packaging, thereby increasing the chance for a purchase.

JUST  POPPED(TM)  popcorn

     Popcorn sales are on the rise in the United States and IFPG believes with its branded line of creative new products that it can capture a share of the market. Its two distinctive lines of popcorn, Kettle corn\Kettle Corn - Organic and Chicago style Caramel & Cheese, are ready for delivery as soon as marketing arrangements can be made.

California  Cheese  Puffs(TM)

     California Cheese Puffs(TM) will be manufactured and distributed in Southern California, Las Vegas and parts of Arizona. A shortage of cheese puff manufacturers exists in these regions and IFPG can fill this need. Cheese puffs are considered a commodity snack and require minimal promotional dollars to be spent against the sales of the product.

AW-Shucks  TM

     AW-SHUCKS(TM) is a branded line of corn based products currently consisting of AW-SHUCKS Stone Ground Tortilla Chips(TM) with flavors such as Hot Tamale Madness(TM) and Fajita Grill(TM), and AW-SHUCKS Corn Off the Cob(TM) which is an extruded snack resembling corn being sliced off of the cob, again in unique flavors. AW-Shucks TM -

Corn Off the Cob is protected by a US Design patent and the Company expects to introduce it in the fourth Quarter of 2003.

Other  Products

     IFPG has other products in development. Most of these products revolve around IFPG's ability to manufacture unique, recognizable, 3-dimensional shapes, that, combined with management's expertise with licensing, should allow the Company to expand into the entertainment industry, i.e. Pokemon, Flintstones, etc. Most of these shapes are proprietary and timing of their introduction into the market has yet to be determined.

Product  Development

     As is apparent from the current products the Company has developed and subsequently patented, management believes it can formulate other product opportunities that will be successful in the consumer market. The Company has several projects in various stages of development. Management takes great pride in its hands-on approach to product development. Much of its time is spent on creating new and unique opportunities. The Company works with various flavor-creators to formulate new and interesting seasonings. It also draws on the creative artistry of advertising agencies and independent artists. The management team is knowledgeable and experienced in the operation of all equipment utilized in the extrusion manufacturing process.

Operations

     Since the inception of the business, management has maintained a policy that during the early growth years of the Company, any operation that can be subcontracted will be subcontracted. This gives IFPG limited exposure to labor costs and greater flexibility in carrying out its business plan. In all operational areas, this provides IFPG with complete services, from proven professionals, at reduced costs rather than increased staffing costs that are not practical at this time.

     Of particular concern are the areas of manufacturing and distribution of product. These two strategic areas are the most likely to impact IFPG in terms of capital resources and its ability to meet its customer's demands for on-time deliveries. By sub-contracting it's manufacturing, cost of goods sold becomes a fixed cost per unit, thereby requiring less investment in production assets.

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

     By using these sub-contractors, IFPG is able to get the highest quality of service for a fixed cost per unit, giving it the flexibility to make rapid business decisions, allowing for immediate expansion or reduction with little impact to its internal structure.

     This strategy gives IFPG the ability to grow operationally at a rapid rate without the need for additional capital or personnel. It also makes it easier  to  manage  and  integrate  all  of  its  resources.  As sales increase, management will select other co-packers strategically located. This will reduce the cost of shipping by selecting the manufacturer closest to the point of origination of the ordering customer, as well as increase IFPG's ability to make on-time-deliveries. This will lead to better customer service. As a result of the lower freight costs and the fixed cost per unit of production,
IFPG  will  be  able   to   sell   its   products  at  a  reduced cost  to  its
customers, thereby enabling the stores to sell to the ultimate consumer at the lowest possible price. By using the service of multiple co-packers, IFPG will not be faced with the additional overhead resulting from the variable
costs associated  with  owning  its  own   plant  or  having   to  provide  the
capital to acquire its own facility. Another great benefit is the fact that IFPG will be able to keep finished goods inventory at a minimum.

Sales  Overview

     IFPG  will focus the sale of its products in the following market segments:

-     Mass  merchandisers  and  Club  stores
-     Retail  (grocery  chains,  food  markets,  &  drug  stores)
-     Food  service  (sandwich  shops,  arenas,  stadiums,  etc.)

     Management expects the Company's growth to come primarily from mass merchandisers, retail, and club stores. IFPG is in the process of structuring a sales force that will combine the services of internal sales people, brokers and master brokers to direct its sales efforts. Master brokers direct sales forces that consist of individual food brokers and, in some cases, other master food brokers. These brokers are hired for their experience in selected market segments and for their existing relationships with selected accounts within their respective sales territories. As the Company grows it will hire two or three regional sales managers to make direct sales calls and to grow the broker networks in the various market segments.

The  Market

     As discussed earlier, every segment of retail is a target market for the Company. The most significant is the grocery industry, which is one of the largest and most competitive business sectors in our economy. Like many businesses, consolidation has been the operative word in the last few years. Of the total retail grocery business nationally of two hundred and fifty billion dollars ($250,000,000,000), the top ten chains represent forty-four percent (44%) or one hundred and ten billion dollars ($110,000,000,000). Likewise, the suppliers or vendors to the retail trade are also merging. The result is that many of the consumer identifiable brands are part of large national and multi-national companies, all competing for the precious selling space provided by the retail trade. While Fortune 500 companies own many of the "household" names, over twenty thousand (20,000) different companies are represented in the average supermarket. The grocery business is truly a multi-varied, multi-opportunistic, and entrepreneurial microcosm of the American economy.

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

Sales  and  Marketing  Strategy

     The snack industry is essentially an impulse driven business requiring aggressive sales and marketing techniques. IFPG is making every effort to ensure strong distribution. The Company also plans to use various promotions and advertising to create consumer awareness and trial of the product. Once the consumer tries its products, management is confident of repeat purchases.

     Every class of trade and channel of distribution has different merchandising and promotion requirements. For example, one major grocery chain may require an "every day low price" (EDLP), while another, in the same market, may look for aggressive promotional support several times a year. Also, different classes of trade have different distribution or gross margin requirements. A "club" store works on a lower gross margin than a mass merchandiser; which works on a lower gross margin than a grocery store; which works on a lower gross margin than a chain drug store. Some accounts want the product shipped to their warehouse for them to distribute to the stores. Others require the product shipped directly to each store and stocked on the shelves by a third party. IFPG has developed a comprehensive and flexible pricing distribution and promotion schedule that is tailored for each class of trade and channel of distribution.

     IFPG feels the most significant volume opportunity lay with the retail, mass merchandise, and club store market segments. Our goal is to get product placement in as many outlets as possible. We intend to accomplish this goal by increasing our sales representation in these market segments, thereby, enabling the Company to present its products in as short a period of time as possible.

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

Although every product in the snack aisle represents competition for the consumers' dollar, we believe that each of the Company's products has something special about it that sets it apart from most of the other products in the salty snack category.

G.O.T. Fries (R) appeals to both french fry and potato chip consumers giving it a positive advantage on the snack aisle. Essentially it is a new product to the snack category in all market segments. At this time it would generally be considered a new brand with growing brand awareness. It is competitively positioned in terms of pricing in all market segments.

     The Company's products are sold in very attractive, appealing packaging, while the products themselves are upscale with new and exciting flavors, giving the consumer a positive alternative choice. The main goal of the Company, from a competitive standpoint, is to get good product placement in all market segments, either on an end of aisle display or eye level shelf placement. Since G.O.T. Fries(R) is new to most consumers, it is important for it to be placed where it can easily be seen until it acquires brand recognition. It has been shown that where the product is placed in a display easily seen by the consumer, that it has sold very well, such as in Publix Stores. The Company also relies on in-store demonstrations to help drive the consumer to become aware of its products. This has worked very well in stores such as Costco, where the product sells extremely well when it is being demonstrated. The Company has also offered free product to customers of some chains to develop product awareness. As sales grow and capital permits, the Company plans to begin media advertising in print, radio, and television. At this time no such programs have been undertaken by IFPG.

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

In addition, the FDA enforces the Public Health Service Act, which regulates conduct required in preventing the transmission or spread of communicable diseases. The Company is also subject to state and local regulation, through the licensing of manufacturing facilities. State and local health agencies enforce standards for the Company's products, and inspects the Company's facilities, and regulate its trade practices.

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

Item  3.  Legal  Proceedings

On July 8, 2002, a complaint was filed in the Superior Court of the State of California for the County of Orange, Central Division, by MEREDOC LTD., a California corporation, against the Company and its officers, directors and its employee Jeff Ross. The complaint alleges services were provided to the Company in the approximate amount of $41,000 for which the plaintiff has not been paid. The Company disputes the amount that is owed to the plaintiff.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

There were no meetings of shareholders held during the fiscal year ended June 30, 2002.

                                     Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market  Information

Currently, there is no public market for the Company's common stock, and there can be no assurance that an active public market for this stock will develop or will be sustained. Our common shares are listed on the OTCBB under the symbol IFPG.

At June 30, 2002 there were approximately 270 record holders of IFPG's Common Stock.

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

Recent  Sales  of  Unregistered  Securities

The following are all equity securities issued by IFPG during the fiscal year ended June 30, 2002 that were not registered under the Securities Act.

Shares  Issued  for  Services

In the year ended June 30, 2002, the Company issued an aggregate of 97,500 shares of common stock to a total of five outside contractors and/or agents for services rendered to IFPG. The shares were recorded at $0.75 per share. The issuance of the stock did not involve any public offering within the meaning of section 4(2) of the Securities Act of 1933 (the "Act") and was therefore exempt from registration under section 5(a) of the Act.

In the year ended June 30, 2002, the Company issued an aggregate of 2,350,000 shares of common stock to the three employees of IFPG as compensation for prior unpaid salaries. The shares were recorded at $0.375 per share. The issuance of the stock did not involve any public offering within the meaning of section 4(2) of the Securities Act of 1933 (the "Act") and was therefore exempt from registration under section 5(a) of the Act.

Shares  Issued  for  Cash

Beginning in October 2001, and ending on January 3, 2002, IFPG issued an aggregate of 333,635 shares of common stock to a total of 15 persons in consideration of cash payment to IFPG of $0.75 per share. The issuance of the stock did not involve any public offering within the meaning of section 4(2) of the Securities Act of 1933 (the "Act") and was therefore exempt from registration under section 5(a) of the Act.

Beginning on January 25, 2002, and ending on May 10, 2002, IFPG issued an aggregate of 50,000 shares of common stock to a total of 10 persons in consideration of cash payment to IFPG of $1.50 per share. The issuance of the stock did not involve any public offering within the meaning of section 4(2) of the Securities Act of 1933 (the "Act") and was therefore exempt from registration under section 5(a) of the Act.

On June 28, 2002, IFPG issued 39,394 shares of common stock to an officer of the Company in satisfaction of a debt in the amount of $13,000. The issuance of the stock did not involve any public offering within the meaning of section 4(2) of the Securities Act of 1933 (the "Act") and was therefore exempt from registration under section 5(a) of the Act.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended
June  30,  2002,  and  June  30,  2001.

Plan  of  Operations

The success of the Company is dependent on the raising of capital to continue the operation of its business. Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG to grow its sales it will need to raise additional capital. The Company plans to begin trading its stock on the OTC Bulletin Board during the 4th quarter of 2002. It believes that it will be easier to raise capital through a private stock offering when a public market exists for the shares of the Company. These funds will be used to increase market penetration of G.O.T. Fries(R) and to introduce the Company's four new products through its recently formed broker network. To implement this plan, IFPG plans to engage the services of inaVest, Inc., a public relations and communications firm that specializes in dealing with shareholders and the investment banking community. inaVest will also help in providing market-makers to create a public market for IFPG common stock and to assist in finding investors to purchase restricted shares from IFPG. Management believes that once the stock of the Company is publicly trading that it will be able to raise the necessary capital to grow its business and to become profitable. During the past months, IFPG has been developing a national broker network that will represent the Company's expanding product lines. This broker network will begin its efforts as the Company begins to raise its capital.

To obtain product placement in the retail market segment IFPG has to pay significant slotting fees. Due to the high cost of doing business in the retail market segment, IFPG has decided to concentrate its sales efforts in mass merchandisers, club stores and "In & Out" promotions with all market segments. In mass and club stores "In & Out" promotions are not generally subject to slotting fees, however, in-store demonstrations are typical. Management plans to increase its efforts to sell G.O.T. Fries(R) through mass merchandisers and club stores over the next twelve months. It believes that this will help increase brand awareness on a national basis. Sales in these categories do not require the payment of slotting fees, although IFPG plans to conduct product demonstrations in many of these stores. Since the stated goal of IFPG is to be a developer of new products, management will continue to work on the creation of new and exciting products that eventually will be introduced into the market place. IFPG will begin to manufacture in the eastern part of the United States as soon as a co-packer is selected. Manufacturing at a new location has no impact on IFPG's liquidity; it will however, have a positive impact by reducing the amount of freight paid by IFPG.

Results  of  Operations  for  the  fiscal  years  ended  June 30, 2002 and 2001.

Net Sales. Net sales for the fiscal year ended June 30, 2002, compared to the fiscal year ended June 30, 2001, decreased approximately 77% from $1,628,368 to $377,637. During the fiscal year ended June 30, 2002 the Company had just completed its test marketing of its G.O.T. Fries(R) product line in major market areas of the country in both club and mass market stores. As part of its business plan the Company set out to raise additional capital during fiscal year ended June 30, 2002. Due to numerous incidents in the United States and around the world that have had a negative impact on the U.S. economy during this period of time, the Company has been unable to raise the necessary capital to expand its sales. The Company was unable to sell its products because it lacked the capital to get the products to the market. The Company is in the process of raising capital to develop a sales force, purchase inventory and plan marketing and promotional strategies to sell its products.

Cost of Sales. The Cost of Sales for fiscal year ended June 30, 2002, was $277,169 or approximately 73.4% of net sales, as compared to $861,336, or approximately 52.9% of net sales for the fiscal year ended June 30, 2001. Cost of Sales increased during this period primarily because the Company sold its products at a discounted price to selected customers.

Selling Expenses. Selling expenses for the fiscal year ended June 30, 2002, were $191,498 or approximately 50.7% of net sales, as compared to $789,587, or approximately 48.5% of net sales for the fiscal year ended June 30, 2001.
Selling expenses as a percentage of net sales remained relatively constant during this period.

General and Administrative expenses. General and Administrative expenses for the fiscal year ended June 30, 2002, were $1,368,568, or approximately 366.4% of net sales, as compared to $502,470, or approximately 30.9% of net sales for the fiscal year ended June 30, 2001. Certain employees and officers voluntarily elected to forgo compensation and most usual employee benefits during some prior periods, and elected to receive below market salaries in other prior periods. In recognition of these circumstances, the

Company authorized a one-time bonus to these individuals. This bonus was paid through the issuance of shares of the Company's common stock, which value totaled $869,500. Excluding this one-time action and the associated fees of $110,000 for filing the Company's C211 with the NASD, General and Administrative expenses decreased by approximately $116,880 for the period.

Other Income (Expense). Other Income including interest income and expense for the fiscal year ended June 30, 2002, compared to fiscal year ended June 30, 2001, decreased from $3220 to ($5239). This decrease was the result of interest expense incurred on short-term borrowing.

Net Income (Loss). For the fiscal year ended June 30, 2002, the Company had a net loss of $(1,465,637) or $(0.07) per share as compared to a net loss of $(523,675) or $(0.03) per share for the fiscal year ended June 30, 2001. This increase in net loss is attributed to the one-time bonus which was charged to salary expense in the amount of $869,500, the increase in General and Administrative expense and to the increase in Cost Sales for the period.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt. IFPG's principal sources of liquidity as of June 30, 2002, consisted of approximately $3,727 in cash and cash equivalents.

 Total assets decreased from $394,138, for the period ended June 30, 2001, to $208,546, for the period ended June 30, 2002. This decrease was due to the decrease in accounts receivable of approximately $189,248 and for the deletion of allowance for credits of approximately $56,800. Total liabilities decreased from $354,086, as of the period ended June 30, 2001, to $341,530, for the period ended June 30, 2002. This decrease was not significantly attributable to any particular liability.

The Total Shareholders Equity decreased from $40,053, as of the fiscal year ended June 30, 2001, to $(132,983) as of the fiscal year ended June 30, 2002.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

     -    General  domestic  economic  and  political  conditions;
     - Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission;
     -    The  availability  and timing of receipt of necessary outside capital;
     - Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

ITEM  7.  FINANCIAL  STATEMENTS


                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        INDEX TO THE FINANCIAL STATEMENTS
                      AS OF JUNE 30, 2002 AND 2001 AND FOR
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002



  Report  of  Independent  Auditors                                         F-1

  Financial  Statements  of  International  Food  Products  Group:

     Balance  Sheets,  June  30,  2002  and  2001                           F-2

     Statements of Operations For Each of the Two Years in
      the Period Ended June 30,  2002                                       F-3

     Statements of Shareholders' Equity For Each of the Two
      Years in the Period Ended  June  30,  2002                            F-4

     Statements  of  Cash  Flows  For Each of the Two Years
      in the Period Ended June  30,  2002                                   F-5

  Notes  to  the  Financial  Statements                                     F-7

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                              FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        INDEX TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002



Report  of  Independent  Auditors                                              1

Financial  Statements  of  International  Food  Products  Group,  Inc.:

  Balance  Sheets,  June  30,  2002  and  2001                                 2


  Statements  of Operations For Each of the Two Years
   in the Period Ended June 30, 2002                                           3

  Statements  of  Shareholders'  Equity (Deficit) For
   Each of the Two Years in the Period  Ended  June  30,  2002                 4

  Statements  of Cash Flows For Each of the Two Years in
   the Period Ended June 30, 2002                                              5

Notes  to  the  Financial  Statements                                          7

                         REPORT OF INDEPENDENT AUDITORS


To  the  Board  of  Directors
International  Food  Products  Group,  Inc.  (formerly  Golden  Choice  Foods
Corporation)


We have audited the accompanying balance sheets of International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) as of June 30, 2002 and 2001 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Kelly  &  Company
Costa  Mesa,  California
November  14,  2002

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                                 BALANCE SHEETS
                         AS OF JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------




                                     Assets

                                                          2002          2001
                                                      ------------  ------------
Current assets:                                                02            01
  Cash and cash equivalents                           $     3,727   $     4,622
  Trade accounts receivable, net                                -       132,448
  Inventories, net                                        191,729       225,041
  Prepaid expenses                                          2,143         2,143
                                                      ------------  ------------
Total current assets                                      197,599       364,254
Note receivable - related party                                 -        12,826
Property and equipment, net                                 4,655         8,693
Intangible assets, net                                      5,292         7,366
Other assets                                                1,000         1,000
                                                      ------------  ------------
TOTAL ASSETS                                          $   208,546   $   394,139
                                                      ============  ============

                     Liabilities and Shareholders' Equity (Deficit)


Current liabilities:
  Trade accounts payable                              $   275,753   $   318,501
  Accrued expense                                          22,690        10,438
  Notes payable - third party                              31,722             -
  Note payable - related party                             11,365        25,147
                                                      ------------  ------------
TOTAL LIABILITIES                                         341,529       354,086
                                                      ------------  ------------



Commitments and contingencies
Shareholders' equity (deficit):
  Common stock: $.001
   par value; 50,000,000
   shares authorized; 21,513,803
   and 18,643,274 shares
   issued and outstanding at
   June 30, 2002 and
   2001, respectively.                                     21,524        18,644
  Additional paid-in capital                            3,399,819     2,110,099
  Accumulated deficit                                  (3,554,327)   (2,088,690)
                                                      ------------  ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                     (132,984)       40,053
                                                      ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)  $   208,546   $   394,139
                                                      ============  ============


    The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                            STATEMENTS OF OPERATIONS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002







                                            2002         2001
                                        ------------  -----------
Gross sales                             $   400,704   $1,860,714
  Less: returns, discounts
   and allowances                           (23,067)    (232,346)
                                        ------------  -----------
Net sales                                   377,637    1,628,368
  Cost of sales                             277,169      861,336
                                        ------------  -----------
  Gross profit                              100,468      767,032
Selling expenses                            191,498      789,857
General and administrative
 expenses                                 1,368,568      502,470
                                        ------------  -----------
LOSS FROM OPERATIONS                     (1,459,598)    (525,295)
                                        ------------  -----------
Other income (expense):
  Interest expense                           (2,318)        (165)
  Interest expense - related party           (3,260)           -
  Interest income                               339        2,937
  Interest income - related parties               -          448
                                        ------------  -----------
                                             (5,239)       3,220
                                        ------------  -----------
LOSS BEFORE PROVISION FOR INCOME TAXES   (1,464,837)    (522,075)
                                        ------------  -----------
  Provision for income taxes                   (800)      (1,600)
                                        ------------  -----------
NET LOSS                                $(1,465,637)  $ (523,675)
                                        ============  ===========
NET LOSS PER SHARE, BASIC AND DILUTED   $     (0.07)  $    (0.03)
                                        ============  ===========

    The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002





                                                  Additional
                              Common     Common   Paid-in     Accumulated
                              Shares     Stock    Capital     Deficit        Total
                            ----------  -------  ----------  ------------  ------------
BALANCE, JUNE 30, 2000      18,623,274  $18,624  $2,095,119  $(1,565,015)  $   548,728
  Shares issued for services    20,000       20      14,980            -        15,000
  Net loss                           -        -           -     (523,675)     (523,675)
                            ----------  -------  ----------  ------------  ------------
BALANCE JUNE 30, 2001       18,643,274   18,644   2,110,099   (2,088,690)       40,053
  Shares issued in private
  placement offerings          393,635      393     324,832            -       325,225
  Shares issued for services 2,447,500    2,448     951,927            -       954,375
  Shares issued for in
   satisfaction of debt         39,394       39      12,961            -        13,000
  Net loss                           -        -           -   (1,465,637)   (1,465,637)
                            ----------  -------  ----------  ------------  ------------
BALANCE JUNE 30, 2002       21,523,803  $21,524  $3,399,819  $(3,554,327)     (132,984)
                            ==========  =======  ==========  ============  ============


    The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002







                                           2002         2001
                                       ------------  ----------
Cash flows from operating activities:
  Net loss                             $(1,465,637)  $(523,675)
    Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
      Depreciation                           4,739       5,166
      Amortization                           2,074       2,215
      Provision for uncollectible
       accounts                                  -      64,995
      Reserve for obsolete
       and slow moving
       inventory                            26,816           -
      Interest accrued on note
       payable                               1,722           -
      Interest accrued on note
       payable - related party               3,360           -
      Interest accrued on note
       receivable - related party             (336)          -
      Officer's salary offset
        against note receivable
        - related party                      1,262           -
       Shares issued for
        services - related party           954,376      15,000
       Provision for sales
        discounts, returns and
        allowances                               -      71,522


      Decrease (increase) in assets:
         Trade accounts receivable         132,448     (29,191)
         Inventories                         6,496     (40,764)
         Prepaid expenses                        -         830
         Payroll advances                   (2,000)          -
         Other assets                            -      12,530

      Increase (decrease) in liabilities:
         Accounts payable                  (42,749)     46,577
         Accrued expenses                   24,151     (22,810)
                                       ------------  ----------
NET CASH USED IN
OPERATING ACTIVITIES                      (353,278)   (397,605)
                                       ------------  ----------
Cash flows from investing activities:
  Purchases of property
   and equipment                              (700)     (3,901)
  Increase of notes receivable
   from a related party                          -        (447)
                                       ------------  ----------
NET CASH PROVIDED BY
(USED IN) INVESTING ACTIVITIES                (700)     (4,348)
                                       ------------  ----------



    The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002






                                                                         2002        2001
                                                                      ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of
    common stock                                                      $ 325,225           -
  Proceeds from issuance of
    note payable - third party                                           70,000           -
  Payments on a note payable                                            (40,000)          -
  Proceeds from issuance of
   a note payable from
   related parties                                                       15,000   $  25,147
  Payment on a note
   payable from a
   related party                                                        (17,142)          -
                                                                      ----------  ----------
CASH PROVIDED BY
FINANCING ACTIVITIES                                                    353,083      25,147
                                                                      ----------  ----------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                                       (895)   (376,806)
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                                     4,622     381,428
                                                                      ----------  ----------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                        $   3,727   $   4,622
                                                                      ==========  ==========


                        Supplemental Disclosures of Cash Flow Information
                                                                           2002        2001
                                                                      ----------  ----------
Interest paid                                                         $     596           -
Income taxes paid                                                     $     800   $   1,600


                  Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
  General and administrative expenses                                 $ 909,376   $      20
  Selling expenses                                                    $  45,015   $  14,980
  Common stock                                                        $  (2,448)          -
  Additional paid-in capital                                          $(951,943)  $  15,000


    The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002



1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (formerly Golden Choice Foods Corporation) (the "Company"), was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. On June 1, 2001, the Company was redomiciled in the State of Nevada, and on June 21, 2001 changed its name to International Food Products Group, Inc. Sales of the Company's snack food products commenced in fiscal year 1997.

All of the Company's products are produced to Company specifications by two third-party food processors ("co-packers"). Individual product bags and shipping boxes are designed by the Company and provided to the co-packers located in San Bernardino, California and Chicago, Illinois, to package product orders. In general, the co-packers produce, pack, and warehouse the finished products until they are ready to ship to the customers.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------
     Revenue  Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash  and  Cash  Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company has no requirement for compensating balances. The Company did not have cash balances that exceeded the federally insured limits at June 30, 2002.

     Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. Market is determined based on net realizable value. The Company's management monitors its inventories for excess, obsolete, slow moving, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

     Property  and  Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized.
                                                 Estimated
                                                   Useful
                                                    Life
                                                 ---------
    Computer  equipment                          3  years
    Furniture  and  fixtures                     3  years



     Impairment  of  Long-Lived  Assets

The Company annually evaluates its long-lived assets, including identifiable intangible assets, such as its patents and trademarks for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such long-lived asset impairment present at June 30, 2002 and 2001.

     Intangible  Assets

Intangible assets includes two patents and a trademark, which are recorded at cost and amortized on a straight line basis over the five-year estimated useful lives of the assets. The original cost of the intangibles assets is $11,692. Accumulated amortization was $6,400 and $4,326 at June 30, 2002 and 2001, respectively. The costs involved in the acquisition of patents and trademarks are recorded as other assets until the patent or trademark is granted. Following are the estimated aggregate amortization expense for the years June 30:

2003                                                             $     2,259
2004                                                             1,588
2005                                                             916
2006                                                             265
2007                                                             265

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002



 2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
        ----------------------------------------------------------

     Income  Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Deferred tax assets include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company currently has net operating loss ("NOL") carryforwards that can be utilized to offset future income for federal and state tax purposes. The NOL's generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has been determined that it is more likely than not that the Company will not generate future income that the NOL's could offset.

     Common  Shares  and  Per  Share  Amounts

In June 2001, the Company was redomiciled in the State of Nevada and each common share of Golden Choice Foods Corporation (Delaware) was exchanged for two common shares of Golden Choice Foods Corporation (Nevada). The Company later in the month June 2001 changed its name. All common shares and per share amounts have been adjusted to give effect to that share exchange.

     Stock-Based  Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based employee compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided by SFAS No. 123. In accordance with APB No. 25, compensation cost for stock options is recognized as the excess, if any, of the market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002



 2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
        ----------------------------------------------------------

     Stock-Based  Compensation,  Continued

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

     Shipping  Costs

Shipping costs are included in selling expenses and was $124,677 and $390,155 for fiscal years 2002 and 2001, respectively.

     Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

     Advertising  Costs

Advertising costs are expensed when they are incurred. Advertising expense was $0 and $93,348 for the years ended June 30, 2002 and 2001, respectively.

     Product  Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients, taste and market testing. The costs of these activities are expensed as incurred and for the years ended June 30, 2002 and 2001 were $16,401 and $34,981, respectively.

     Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2002 presentation. These changes had no impact on previously reported results of operations or shareholders' equity (deficit).

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2002




 2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
        ----------------------------------------------------------

     Recent  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets". SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of SFAS No. 141 had no impact on the financial position or results of operations. SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 with respect to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that all goodwill and intangibles with indefinite lives shall not be amortized. Goodwill must be evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of the Statement. The Company has evaluated the provisions of SFAS No. 142 and will not have to record any impairment of goodwill upon the adoption of SFAS No. 142, which is effective July 1, 2002. At June 30, 2002, the Company had unamortized intangible assets of $5,292 and recorded $6,400 of accumulated amortization.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to recognize an impairment loss if the impairment loss of the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 modifies SFAS No. 121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. The Company plans to adopt SFAS No. 144 effective July 1, 2002 and the impact is not believed to be material.

In May 2001, the FASB issued Statement No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (SFAS 145). This Statement also amends SFAS No. 13, Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


2.     Summary  of  Significant  Accounting  Policies,  Continued
       ----------------------------------------------------------

     Recent  Accounting  Pronouncements,  Continued

similar to sale-leaseback transactions. As a result of the rescission of SFAS 4 and SFAS 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishment. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 145 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 146 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

3.     Trade  Accounts  Receivable
       ---------------------------

The Company's accounts receivable are presented net of an allowance for doubtful accounts and for sales and returns and allowances of $56,890 at June 30, 2001. The Company ceased the sale of its product lines during the year ended June 30, 2002 so that there were no trade accounts receivable and no allowances for doubtful accounts and sales returns at June 30, 2002.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


4.     Inventories
       -----------

Inventories  consisted  of  the  following:

                                                        2002       2001
                                                      ---------  --------

Packaging materials                                   $218,545   $195,032
Finished goods                                               -     30,009
                                                      ---------  --------
                                                       218,545   225,041

Less: Reserve for obsolete and slow moving
  inventory                                            (26,816)        -
                                                      ---------  --------
Total inventories                                     $191,729   $225,041
                                                      =========  ========


The reserve for slow moving inventory is based on estimates of the usage of the various types of packaging based on management's projected sales plans. If the Company's sales plan do not materialize and sales are lower than anticipated, the reserve for slow moving inventory could increase. Changes in this estimate and the underlying sales assumptions are considered reasonably possible and may have a material impact on the financial statements.

5.     Property  and  Equipment
       ------------------------

Property  and  equipment  consisted  of  the  following:

                                 2002      2001
                                -------  ---------

Computer equipment              $35,090  $ 35,090
Furniture and fixtures            2,424     1,723
                                -------  ---------
                                 37,514    36,813

Less: accumulated depreciation   32,859   (28,120)
                                -------  ---------
Total property and equipment    $ 4,655  $  8,693
                                =======  =========


Depreciation expense for the years ended June 30, 2002 and 2001 was $4,739 and $5,166, respectively.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


6.     Notes  Payable  -  Third  Party  (Current)
       ------------------------------------------

Notes payable - third party (current) at June 30, 2002 consist of the following:

Note payable to Volkl Investments, LLC with an
 interest rate of 10% per annum, uncollateralized,
 with principal and interest due at December 31, 2002.          $15,301

Note payable to Volkl Investments, LLC with an
 interest rate of 10% per annum, uncollateralized,
 with principal and interest due at December 31, 2002.           16,421
                                                                 ------
Notes payable - third party (current)                           $31,722
                                                                =======

Following are the maturities of notes payable - third party for the year ended June 30 including notes payable - related party:

                    2003                                        $43,087
                    2004                                              -
                    2005                                              -
                    2006                                              -
                    2007 and thereafter                               -

Interest expense from a related party for the years ended June 30, 2002 and 2001 was $5,578 and $165, respectively.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


7.     Deferred  Income  Taxes
       -----------------------

The  components  of  the  provision  for  income  taxes  are  as  follows:



                                     For the Years  Ended June 30,
                                     -----------------------------
                                          2002             2001
                                     -------------  --------------
Current tax expense:
     Federal                                   -               -
     State                                   800          1,600
                                     -------------  ------------
                                             800          1,600
                                     -------------  ------------
Deferred tax expense:
     Federal                                   -              -
     State                                     -              -
                                     -------------  ------------
                                               -              -
                                     -------------  ------------
Total provision                      $       800    $     1,600
                                     =============  ============



Significant components of the Company's deferred income tax assets and liabilities at June 30, 2002 and 2001 are as follows:


                                     For the Years  Ended June 30,
                                     -----------------------------
                                          2002             2001
                                     -------------  --------------
Deferred income tax assets:

  Net operating loss carryforward    $ 1,495,127    $   824,359
  Allowance and reserves                  11,488         24,372
  Depreciation                             1,551            799
  Accrued expenses                         5,783              -
  Other                                      272            272
                                     -------------  ------------

    Total deferred income tax asset    1,514,221        849,802
      Valuation allowance             (1,514,221)      (849,802)
                                     -------------  ------------

  Net deferred income tax asset                -              -
                                     =============  ============


The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


7.     Deferred  Income  Taxes,  Continued
       -----------------------------------

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:


                                        For the Years Ended June 30,
                                        ----------------------------
                                             2002          2001
                                        -------------  -------------

Tax expense at U.S. statutory rate          (34.0)%       (34.0)%
State tax provision                           0.1%          0.3%
Other                                         0.1%          0.2%
Change in valuation allowance                33.9%         33.8%
                                        -------------  -------------

Effective income tax rate                     0.1%           - %
                                        =============  =============


The Company also has Federal and state net operating loss carryforwards of $3,491,828 and $3,483,095, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2005, respectively.

8.     Related  Party  Transactions
       ----------------------------

     Note  Receivable  -  Related  Party

The Company held an uncollateralized note receivable from a related party with an interest rate of 5% per annum. At June 30, 2001, the amount owed to the Company was $12,826. The note receivable was satisfied during the year ended June 30, 2002, when the related party who is an officer of the Company offset the note receivable against his wages.

     Notes  Payable  -  Related  Party

Notes  payable to a related party were uncollateralized with an interest rate of
16.5 % per annum. One of the notes was paid in full in the year ended June 30, 2002, and the one remaining at June 30, 2002 is due at December 31, 2002. Amounts owed to the related party were $11,365 and $25,147 at June 30, 2002 and 2001, respectively.

Interest expense from a related party for the years ended June 30, 2002 and 2001 was $5,578 and $165, respectively.

9.     Commitments
       -----------

The  Company  rents  its  corporate  office  on  a  month  to  month  basis.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------




9.     Commitments,  Continued
       -----------------------

Rental expense was $33,046 and $23,805 for the years ended June 30, 2002 and 2001, respectively.

10.     Contingencies  and  Concentrations
        ----------------------------------

     Financial  Results,  Liquidity  and  Management's  Plan

The Company has incurred net losses since inception and for the years ended June 30, 2002 and 2001 the net losses were $1,465,637 and $523,675, respectively. Despite its negative cash flows from operations of $353,278 and $397,605 in fiscal years 2002 and 2001, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new products and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding from shareholders since inception. Additional equity is planned to be raised by the sale of common stock to new and existing shareholders in order to fund operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, are uncertain. No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities, borrowing, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Litigation

In July 2002, a complaint was filed against the Company by a trade vendor in a California Superior Court action. The plaintiff's suit requests payment for services it provided the Company during the year ended June 30, 2002. Based on facts available to management, the Company believes it is probable the ultimate resolution of this matter will be for an amount less than it already has recorded as a trade account payable. The Company believes it has certain offset claims against the plaintiff in this matter.

     Lack  of  Insurance  Coverage  and  a  Significant  Estimate

In previous years, the Company had operated without the benefit of general and product liability insurance coverage other than that provided by its co-packers to certain of the

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


10.     Contingencies  and  Concentrations,  Continued
        ----------------------------------------------

     Lack  of  Insurance  Coverage  and  a  Significant  Estimate,  Continued

Company's larger customers. During the year ended June 30, 2001, the Company was named as additional insured with respect to general liability, on the general liability policies of its then two co-packers, and management believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, or if it loses the coverage of the co-packers general liability policies, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

     Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to both private companies and public sector entities supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. Four customers accounted for more than 10% each of revenues and totaled 56% of revenues for the year ended June 30, 2002. One customer accounted for 22% of revenues for the year ended June 30, 2001. Four customers each with more than 10% of the accounts receivable accounted for 84% of the accounts receivable balances at June 30, 2001. There were no accounts receivable outstanding as of June 30, 2002.

     Concentration  of  Product  Co-Packers

The Company utilizes a co-packer to produce its products. The Company does not currently have production contracts with its co-packer. Any interruption from this production source could adversely affect the Company's ability to supply customers and correspondingly its operating results.

11.     Stock-Based  Compensation
        -------------------------

From time to time the Company has granted options to its officers and consultants to promote the success of the Company by providing the options holders the opportunity to

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


11.     Stock-Based  Compensation,  Continued
        -------------------------------------

acquire an equity interest in the Company. The Company accounts for options granted to employees under the provisions of APB No. 25 and FASB No. 123 for nonemployees.

In January 2001, the Company granted options to an individual in connection with his employment to purchase 400,000 shares of its common stock at $.75 per share. The options vest over a four year period and expire ten years after vesting. The exercise price was equal to the estimated fair market value of the stock at the date of grant, and therefore no expense was recognized.

The following table summarizes information about stock options granted and outstanding at June 30, 2002 and 2001, and changes during the years then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.

                                       Weighted
                                       Average
                                       Exercise
                            Shares     Price
                          -----------  --------
Balance, June 30, 2000     6,500,000   $ 0.46
  Granted                    400,000     0.75
  Exercised                        -        -
  Canceled                (1,350,000)    0.75
                          -----------  --------
Balance, June 30, 2001     5,550,000     0.41
  Granted                          -        -
  Exercised                        -        -
  Canceled                         -        -
                          -----------  --------
Balance, June 30, 2002     5,550,000   $ 0.41
                          ===========  ========


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

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


11.     Stock-Based  Compensation,  Continued
        -------------------------------------

                                    For the Years Ended June 30,
                                    ----------------------------
                                         2002          2001
                                    ------------  ------------
Net loss:
  As reported                         $(1,465,637)  $(523,675)
  Pro forma                           $(1,465,637)  $(658,560)
Loss per share, basic and diluted:
  As reported                         $     (0.07)  $   (0.03)
  Pro forma                           $     (0.07)  $   (0.03)


For purposes of the above pro forma calculation, the fair value of options granted by the Company during the year ended June 30, 2001, is estimated using the Black-Scholes Option Pricing Model with the weighted average assumptions listed below:

                                                      For the
                                                     Year Ended
                                                    June 30, 2001
                                                    -------------
     Risk-free interest rate                             5.16%
     Expected dividend yield                                -
     Expected stock price volatility                        -
     Expected life in years                             10 years

There  were  no  options  granted  in  the  year  ended  June  30,  2002.

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

The weighted average estimated fair value of stock options granted during the year ended June 30, 2001 was $0.75 per share.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


11.     Stock-Based  Compensation,  Continued
        -------------------------------------

Summary  information  about  the Company's options outstanding at June 30, 2002:


                     Stock                             Stock
             Options Outstanding               Options Exercisable
          -------------------------   ----------------------------------
                         Average      Weighted
Options                 Remaining     Average
Exercise                Contractual   Exercise                 Exercise
Price     Shares           Life         Price    Shares        Price
--------  ----------    -----------   ---------  ----------    --------
$ 0.25    3,750,000         5.5        $ 0.25    3,750,000      $ 0.25
$ 0.75    1,800,000         8.2        $ 0.75    1,500,000      $ 0.75
          ----------                             ----------
          5,550,000                              5,250,000
          ==========                             ==========


12.     Disclosures  about  Fair  Values  of  Financial  Instruments
        ------------------------------------------------------------

The estimated fair value amounts of all financial instruments on the Company's June 30, 2002 and 2001 balance sheets have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The  Company  does  not  have  any  off  balance  sheet  financial  instruments.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

Cash and equivalents, accounts receivable, inventory, accounts payable, notes payable, and certain other current liability amounts approximate their fair value due to the short term maturities of these instruments.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


13.     Loss  Per  Share
        ----------------

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The  computations  of  basic  and  diluted loss per common share are as follows:


                                               For the Years Ended June 30,
                                               ----------------------------
                                                    2002          2001
                                               ------------  ------------
Loss per common share, basic and diluted:
  Net loss available to common shareholders    $(1,465,637)  $  (523,675)
  Weighted average shares - basic and diluted   20,635,928    18,639,986
                                               ------------  ------------
Loss per common share, basic and diluted       $     (0.07)  $     (0.03)
                                               ============  ============


The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.


                                           For the Years Ended June 30,
                                           ----------------------------
                                               2002          2001
                                           -----------   -----------
Shares of common stock issuable under:
  Employee stock options                    5,050,000     5,050,000
  Nonemployee stock options                   500,000       500,000
                                           -----------   -----------
Total shares of common stock issuable       5,550,000     5,550,000
                                           ===========   ===========


14.     Stock  Transactions
        -------------------

     Private  Placement  Offerings

During the year ended June 30, 2002, the Company, in a private placement offering, sold 333,635 shares of its common stock at $0.75 per share with the net proceeds totaling $250,225. An additional 10,000 shares were issued in error to an investor in one of the private placement offerings, and the Company chose not to dispute the improper issuance.

During the year ended June 30, 2002, the Company, in a private placement offering, sold 50,000 shares of its common stock at $1.50 per share with the net proceeds totaling $75,000.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Notes to the Financial Statements

                        As of June 30, 2002 and 2001 and
           For Each of the Two Years in the Period Ended June 30, 2002
--------------------------------------------------------------------------------


14.     Stock  Transactions
        -------------------

     Shares  Issued  for  Services

During the year ended June 30, 2001, the Company issued 20,000 shares of common stock for product advertising services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $15,000 of advertising expense.

During the year ended June 30, 2002, the Board of Directors of the Company authorized the issuance of 2,350,000 shares of common stock to officers and employees of the Company. The shares were issued in recognition of years of prior service to the Company during which time normal salaries and employee benefits paid to the individuals were below industry standards. The Company had a compensation study performed that was the basis for the share issuance. Of the shares issued, 2,000,000 were issued to two officers and 350,000 were issued to an employee, all of whom are related parties. These shares were valued at $0.375 per share. This resulted in additional compensation to officers of $750,000 and additional compensation expense to employees of $131,250.

During the year ended June 30, 2002, the Company issued 22,500 shares of common stock to three different groups for product marketing, sales consulting, and package design services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of consulting expense and $5,625 of package design expense.

During the year ended June 30, 2002, the Company issued 15,000 shares of common stock for product marketing and sales consulting services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of selling expense.

During the year ended June 30, 2002, the Company issued 60,000 shares of common stock for assistance with certain of the Company's security filings. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $45,000 of consulting expense.

     Shares  Issued  in  Satisfaction  of  Debt

During the year ended June 30, 2002, the Company issued 39,394 shares of the Company's common stock to an officer and related party in satisfaction of debt in the amount of $13,000. The shares were recorded at $0.33 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures.

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.

Name                      Age          Position  (1)               Since
--------                  ---          ----------------            -------
Richard  Damion           58           Chairman,  CEO  and         1996
                                       Director
Joseph R. Rodriguez, Jr.  53           CFO, President and          1996
     Director

Robert  George            67           Director                    2001

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

     Richard Damion has been chairman of IFPG since it began operations in 1996. From 1992 through 1996 he was the president and CEO of Pacific Snax Corporation, a snack food company where he was in charge of general operations and product development.

     Joseph R. Rodriguez, Jr. has been an officer and director of IFPG since 1996. From 1987 through 1995, Mr. Rodriguez was the president of EFC Mortgage Corporation where he was responsible for operations and secondary marketing.

     Robert George has been a director of the Company since August 2001. He was owner and operator of RGA, Inc., at one time the largest Health Food Brokerage company in America which he sold after 18 years. In 1999 he came out of retirement to become the Vice President of Sales and part owner of Dr Soy Nutrition, an Energy bar company that has Distribution in over 12,000 outlets in the U.S. including Wal-Mart , Sams Clubs and all U.S.Military Commissaries to name a few.

SIGNIFICANT  EMPLOYEES

We do not have any employees who are not executive officers that are expected to make a significant contribution to the business.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                        Number    Transactions   Known  Failures
                                        Of  late  Not Timely     To File a
Name  and  principal  position          Reports   Reported       Required Form
-------------------------------------   --------- -------------- ---------------
None

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our Chief Executive Officer and the highest paid officers and directors for our last fiscal years ended June 30, 2002, 2001 and 2000. No other compensation was paid to any such officers or directors during this time period.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------
                                        Other                           All
                                       Annual                          Other
                                          Com    Rest-                    Com-
                                          pen-   ricted            LTIP   pen-
                   Fiscal                 sat-   Stock     Options pay-   sa-
Name       Title     Year   Salary  Bonus ion    Awarded   SARs(#) outs($) tion
--------  -------  ------   ------- ----- -----  ---- ---------- -------  ----
Joseph R. CFO,     2001-2002 $37,000    0     0  375,000       0       0     0
Rodriguez,Presi-   2000-2001 $71,500    0     0        0 500,000       0     0
Jr.       dent and 1999-2000       0    0     0        0       0       0     0
          Director

Richard   CFO,     2001-2002 $61,262    0     0  375,000       0       0     0
Damion    Presi-   2000-2001 $60,000    0     0        0 500,000       0     0
          dent and 1999-2000       0    0     0        0       0       0     0

IFPG has entered into employment contracts with Mr. Rodriquez and Mr. Damion. Pursuant to the contracts each officer is entitled to gross salary of $10,000 per month, family medical insurance, six weeks vacation per year and life insurance in the face amount of $1,000,000.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of November 15, 2002 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.


                                      Common                Percent of
Name  and  Address                    Shares                Class  (1)
Richard  Damion  (2)                  3,353,399             14.76%
180 Newport Center Drive, Suite 180
Newport Beach,  CA  92660

Joseph  R.  Rodriguez,  Jr.  (3)      5,157,228             22.70%
180 Newport Center Drive, Suite 180
Newport  Beach,  CA  92660


David  H.  Euzarraga                  1,488,278              6.91%
No.  2  Robin  Hill  Lane
Laguna  Hills,  CA  92653

All  Executive  officers  and
Directors as a Group (two) (4)        8,510,627             35.57%

 (1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 3,535,399 common shares held by Mr. Damion, 2,153,399 shares are owned outright. The remaining 1,200,000 shares are shares which can be acquired by Mr. Damion through the exercise of options. The option price on 1,200,000 of the shares is $.25 per share.

(3) Of the 5,157,228 common shares held by Mr. Rodriguez, 3,957,228 shares are owned outright. The remaining 1,200,000 shares are shares which can be acquired by Mr. Rodriguez through the exercise of options. The option price on 1,200,000 of the shares is $.25 per share.

(4) The 8,510,627 common shares represented are the aggregate of shares held by Messrs. Damion and Rodriguez. See footnotes (2) and
         (3) above for the explanation of the beneficial ownership of the shares.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

- Receipt of cash and stock compensation by the officers and directors of IFPG as set forth in the executive compensation table; and

- The receipt of 39,394 shares of common stock by Joseph R. Rodriguez, Jr. on June 28, 2002, for cancellation of a debt in the amount of $13,000.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

     None.


(b)  Exhibits

   3.1     Articles  of  Incorporation  (1)
   3.2     By-laws  (1)
   99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section  906  of the  Sarbanes-Oxley  Act  of  2002

(1)     Previously  filed  as  an  exhibit  to  the  Form SB-2 on July 18, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International  Food  Products  Group,  Inc.,  a  Nevada  Corporation

                 By:     /s/ Joseph  R.  Rodriguez,  Jr.
                        ----------------------------------------
                        Joseph R. Rodriguez, Jr., President
                        Date:  November  15,  2002


In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joseph  R.  Rodriguez,  Jr.
-----------------------------------------
Joseph  R.  Rodriguez,  Jr.,              Date:     November  15,  2002
Principal  Financial  Officer,
Principal  Accounting  Officer,
and  Director


/s/ Richard  Damion
-----------------------------------------
Richard  Damion,                          Date:     November  15,  2002
Principal  Executive  Officer
and  Director

                                 CERTIFICATIONS

We, Richard Damion, Director and Principal Executive Officer, and Joseph R. Rodriguez, Jr., Director and Principal Financial Officer certify that;

A We have reviewed this annual report on Form10-KSB of International Food Products Group, Inc.;

B Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

C Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:   November  15,  2002

/s/ Richard  Damion
___________________________________
(Signature)  Richard  Damion
Principal  Executive  Officer
Director

/s/ Joseph R. Rodriguez, Jr.
___________________________________
(Signature)  Joseph  R.  Rodriguez,  Jr.
Principal  Financial  Officer
Director