Form 10QSB
period 2002-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2002-11-22
CIK 1019216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period                 to


          Commission  File  Number          000-33251
                                            ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.

          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                  33-0903004
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation  or  organization)

180  NEWPORT  CENTER  DRIVE,  SUITE  180
NEWPORT  BEACH,  CA                              92660
--------------------------------------------     -----
(Address  of  principal  executive  offices)     (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                         949-720-8470
                                                 ------------

                             Not  Applicable
                             ---------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,523,803 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                              Financial Statements

                        As of September 30, 2002 and for
        Each of the Three Month Periods Ended September 30, 2002 and 2001

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                        Index to the Financial Statements
                    As of September 30, 2002 and 2001 and for
        Each of the Three Month Periods Ended September 30, 2002 and 2001



Financial  Statements  of  International  Food  Products  Group,  Inc:

     Balance Sheet, September 30, 2002                                     1

     Statements of Operations For Each of the
     Three Month Periods Ended September 30, 2002
     and 2001                                                              3

     Statements of Shareholders' Deficit The Year
     Ended June 30, 2002 and the Three Month Period
     Ended September 30, 2002                                              4

     Statements of Cash Flows For Each of the Three
     Month Periods Ended September 30, 2002 and 2001                       5

Notes to the Financial Statements                                          7

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002

-------------------------------------------------------------------------------


                                     ASSETS


Current assets:

  Cash and equivalents                               $  1,686
  Trade accounts receivable, net                       15,901
  Inventories, net                                    186,437
  Prepaid expenses                                      2,143
                                                     --------
    Total current assets                              206,167
                                                     --------

Property and equipment, net                             3,518
Intangible assets, net                                  4,774
Other assets                                            1,000
                                                     --------

TOTAL ASSETS                                         $215,459
                                                     ========




    The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                       $302,138
  Accrued expense                                          31,294
  Notes payable - related party                            17,431
  Note payable                                             32,529
                                                      ------------
Total liabilities                                         383,392
                                                      ------------
Commitments and contingencies

Shareholders' deficit:
  Common stock; $0.001 par value; 50,000,000
   shares authorized; 21,523,803 shares
   issued and outstanding                                  21,524
  Additional paid-in capital                            3,399,819
  Accumulated deficit                                  (3,589,276)
                                                      ------------
Total shareholders' deficit                              (167,933)
                                                      ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT                                               $   215,459
                                                      ============




    The accompanying notes are an integral part of the financial statements.

                  International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)
                             Statements of Operations
  For Each of the Three Months in the Periods Ended September 30, 2002 and 2001

-------------------------------------------------------------------------------


                                             2002       2001
                                           ---------  ---------

Gross sales                                $ 24,680   $246,074
  Less: returns, discounts and allowances    (1,820)   (26,218)
                                           ---------  ---------

Net sales                                    22,860    219,856
Cost of sales                                15,494    125,056
                                           ---------  ---------
Gross profit                                  7,366     94,800

Selling expenses                              5,770     91,944
General and administrative expenses          34,158     87,897
                                           ---------  ---------
Loss from operations                        (32,562)   (85,041)
                                           ---------  ---------
Other income (expense):
  Interest expense                           (1,013)      (712)
  Interest expense - related party             (574)      (919)
  Interest income                                 -          3
  Interest income - related parties               -        112
                                           ---------  ---------
                                             (1,587)    (1,516)
                                           ---------  ---------
Loss before provision for income taxes      (34,149)   (86,557)
Provision for income taxes                     (800)      (800)
                                           ---------  ---------
Net loss                                   $(34,949)  $(87,357)
                                           =========  =========
Net loss per share, basic and diluted      $ (0.002)  $ (0.005)
                                           =========  =========





   The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                   (FORMERLY GOLDEN CHOICE FOODS CORPORATION)
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
 FOR THE YEAR ENDED JUNE 30, 2002, AND THE THREE MONTHS ENDED SEPTEMBER 30, 2002

--------------------------------------------------------------------------------

                                                                 Additional                 Total
                                             Common    Common    Paid-in      Accumulated   Shareholder's
                                             Shares     Stock    Capital      Deficit       Deficit
                                           ----------- -------- ----------- ------------- ------------

BALANCE, JUNE 30, 2001                     18,643,274  $18,644  $2,110,099  $(2,088,690)  $    40,053

  Shares issued in private placement
   offerings                                  393,635      393     324,832            -       325,225
  Shares issued for services                2,447,500    2,448     951,927            -       954,375
  Shares issued for satisfaction of debt       39,394       39      12,961            -        13,000
  Net loss                                          -        -           -   (1,465,637)   (1,465,637)
                                           ----------- -------- ----------- ------------- ------------

BALANCE, JUNE 30, 2002                     21,523,803  $21,524  $3,399,819  $(3,554,327)  $  (132,984)
  Net loss                                          -        -           -      (34,949)      (34,949)
                                           -----------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002                21,523,803  $21,524  $3,399,819  $(3,589,276)  $  (167,933)
                                           ===========================================================





    The accompanying notes are an integral part of the financial statements.

                   International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)
                             Statements of Cash Flows
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

----------------------------------------------------------------------------



                                                          2002       2001
                                                        ---------  ---------
Cash flows provided by (used in) operating activities:

Net loss                                                $(34,949)  $(87,357)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                           1,137      1,211
    Amortization                                             519        519
    Interest accrued on note payable                         806          -
    Interest accrued on note payable - related party         574          -
    Shares issued for services                                 -     16,875
Decrease (increase) in assets:
  Trade accounts receivable                              (15,901)   126,549
  Inventories                                              5,291     (3,805)
Increase (decrease) in liabilities:
  Accounts payable                                        18,344    (30,101)
  Accrued expenses                                        16,647     (6,335)
  Other current liabilities                                    -        190
                                                        ---------  ---------

Net cash (used in) provided by operating activities       (7,532)    17,746
                                                        ---------  ---------

Cash flows provided by (used in) investing activities
  Increase of notes receivable from a related party            -       (112)
                                                        ---------  ---------

Net cash used in investing activities                          -       (112)
                                                        ---------  ---------





    The accompanying notes are an integral part of the financial statements.

                   International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)
                             Statements of Cash Flows
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

-----------------------------------------------------------------------------


                                                             2002      2001
                                                          ---------  --------

Cash flows provided by (used in) financing activities:

  Payment on note payable                                       -    (30,000)
  Payment on a note payable - related party                     -     (4,934)
  Proceeds from issuance of a note payable                      -     55,000
  Proceeds from issuance of a note payable
   - related party                                          5,491          -
                                                          ---------  --------

Cash provided by financing activities                       5,491     20,066
                                                          ---------  --------

Net increase (decrease) in cash                            (2,041)    37,700

Cash and equivalents at beginning of period                 3,727      4,622
                                                          ---------  --------

Cash and equivalents at end of period                     $ 1,686   $ 42,322
                                                          ========= =========


Supplemental Disclosures of Cash Flow Information

Interest paid                                             $   206   $  1,066
Income taxes paid                                         $     -   $      -





    The accompanying notes are an integral part of the financial statements.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------


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

2.     Basis  of  Presentation
       -----------------------

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2002, the results of its operations for the three month periods ended September 30, 2002 and 2001, shareholders' deficit for the year ended June 30, 2002 and the three months ended September 30, 2002, and cash flows for the three month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2002 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.     Trade  Accounts  Receivable
       ---------------------------

The Company provides allowances for doubtful accounts, returns and allowances. At September 30, 2002, the company determined that no allowance for doubtful accounts was necessary.

4.     Inventories
       -----------

Inventory  consisted  of  the  following:             September 30, 2002
                                                      ------------------

Raw materials                                            $    208,462
Finished goods                                                  4,791
                                                         ------------
                                                              213,253
                                                         ------------
Less: reserve for obsolete and slow moving inventory           26,816
                                                         ------------

Total inventories                                        $    186,437
                                                         ============


5.     Notes  Payable
       --------------

Notes Payable - Related Party                               September 30, 2002
                                                            ------------------

Note payable to shareholder with an interest
rate of 16.5% per annum, uncollateralized, with
principal and interest due at December 31, 2002                $     11,844

Note payable to officer with an interest rate of
10% per Annum, uncollateralized, with principal
and interest due at December 31, 2002                                 5,587
                                                               -------------

Notes payable - related party (current)                        $     17,431
                                                               =============

  Notes Payable - Third Party

Note payable to Volkl Investments, LLC with an
interest rate of 10% per annum, uncollateralized,
with principal and interest due at December 31, 2002           $     15,690

Note payable to Volkl Investments, LLC with an
interest rate of 10% per annum, uncollateralized,
with principal and interest due at December 31, 2002                 16,839
                                                               -------------

Notes payable - third party (current)                          $     32,529
                                                               =============

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------


Interest expense for the three months period ended September 30, 2002 and 2001 was $1,587 and $1,631, which includes $574 and $919 to related parties, respectively.


6.     Reconciliation  of  Effective  Tax  Rate
       ----------------------------------------

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                For the three Months Ended September 30,
                                ----------------------------------------
                                             2002     2001
                                            -------  -------
Tax expense at U.S. statutory rate          (34.0)%  (34.0)%
State tax provision                             .1       .3
Other                                           .1       .2
Change in valuation allowance                 33.8     33.8
                                            -------  -------
Effective income tax rate                      0.0%     0.3%
                                            =======  =======

                                For the three Months Ended March 31,
                                ------------------------------------
                                              2002     2001
                                            -------  -------
Tax expense at U.S. statutory rate           (34.0)%  (34.0)%
Change in valuation allowance                 34.0     34.0
                                            -------  -------
Effective income tax rate                      0.0%     0.0%
                                            =======  =======


7.     Commitments
       -----------

The Company rents its corporate office on a month to month basis. Rental expense was $5,644 and $6,428 for the three months ended September 30, 2002 and 2001, respectively.

8.     Contingencies  and  Concentrations
       ----------------------------------

Financial  Results,  Liquidity  and  Management's  Plan

The Company has incurred net losses of $34,949 and $87,357, respectively for the three month periods ended September 30, 2002, and 2001, and $1,465,637 and $523,675 in the fiscal years ended June 30, 2002 and 2001, respectively. Despite its negative cash flow from operations of $353,278, and $397,605 for for the years ended June 30, 2002 and 2001, respectively, the Company has been able to obtain additional operating capital through private funding sources and short-term borrowing. Management's plans include the continued development of the Company's new products and its customer development programs that it believes will enhance its ability to generate additional revenues from the sale of the Company's products. The Company has relied upon equity funding from shareholders since inception. Additional equity is being raised through the sale of common stock to new

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------



and existing shareholders in order to fund operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be given that the Company can obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Lack  of  Insurance  Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the periods ended September 30, 2002 and 2001, the Company was included as additional insured with respect to general liability, on the general liability policies of its two co-packers, and believes that this provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to both private companies and public sector entities supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. One customer accounted for 62% and two customers accounted for 14% each of revenues for the three months ended September 30, 2002, while two customers accounted for 27% each, and

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------


one customer accounted for 13% of revenues for the three months ended September 30, 2001.

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

9.     Disclosures  about  Fair  Values  of  Financial  Instruments
       ------------------------------------------------------------

The estimated fair value amounts of all financial instruments, on the Company's September 30, 2002 balance sheet, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

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

The  computations  of  basic  and  diluted loss per common share are as follows:

                                           For the Three Months September 30,
                                           ----------------------------------
                                                    2002          2001
                                                ------------  ------------
Loss per common share, basic and diluted:
  Net loss available to common shareholders     $   (34,949)  $   (87,357)
  Weighted average shares - basic and diluted    21,523,803    18,660,394
                                                ------------  ------------

Loss per common share, basic and diluted        $    (0.002)  $    (0.005)
                                                ============  ============

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)
                          Notes to Financial Statements
      For Each of the Three Month Periods Ended September 30, 2002 and 2001

--------------------------------------------------------------------------------



The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.


                               For the Periods Ended September 30,
                               -----------------------------------
                                          2002       2001
                                        ---------  ---------
Shares of common stock issuable under:

Employee stock options                  5,050,000  5,050,000
Non-employee stock options                500,000    500,000
                                        ---------  ---------
                                        5,550,000  5,550,000
                                        =========  =========


Shares  Issued  for  Services

In the three months ended September 30, 2001, the Company issued 22,500 shares of common stock for consulting and package design services. The shares were recorded at $0.75 per share based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $11,250 of consulting expense and $5,625 of package design expense. No shares were issued for services during the quarter ended September 30, 2002.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the quarters ended September 30, 2002, and September 30, 2001.

PLAN  OF  OPERATIONS

Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital. The Company plans to begin trading its stock on the OTC Bulletin Board in December of 2002. Management believes that it will be easier to raise capital through a private stock offering when a public market exists for the shares of the Company. IFPG has engaged the services of inaVest, Inc., a public relations and communications firm that specializes in dealing with shareholders and the investment banking community to implement this plan. inaVest will also help in providing market-makers to create a public market for IFPG common stock and to assist in finding investors to purchase restricted shares from IFPG. Management believes that once the stock of the Company is publicly trading that it will be able to raise the necessary capital to grow its business and to become profitable.

If we are successful in raising additional capital, the funds will be used to gain market penetration of G.O.T. Fries(R), to introduce the Company's new brand, Just Popped(TM) and market the brand Kettle Classic(TM) through its recently formed food broker network. During the past months, IFPG has been developing a national food broker network that will represent the Company's expanding product lines. This broker network will begin its efforts as the Company begins to raise its capital.

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

Results  of  Operations for the three-month periods ended September 30, 2002 and
--------------------------------------------------------------------------------
2001.
-----

          Net Sales. Net sales for the three-month period ending September 30, 2002 compared to the three-month period ending September 30, 2001 decreased approximately 89% from $219,856 to $22,860. During the quarter ended September 30, 2002, the Company was unable to sell its products because it lacked the capital to get the products to the market. The Company is in the process of attempting to raise capital to enable the broker network to develop sales, purchase inventory and plan marketing and promotional strategies to sell its products.

          Cost of Sales. The Cost of Sales for the three-month period ending September 30,

2002 was $15,494 or approximately 67% of net sales, as compared to $189,423 or approximately 86% of net sales for the three-month period ending September 30, 2001. The cost of sales as a percentage of net sales decreased significantly from the period ending September 30, 2001 because of a reduction in shipping costs.

          Selling Expenses. Selling expenses for the three-month period ending September 30, 2002 were $5,770 or approximately 25% of net sales, as compared to $29,291 or approximately 13% of net sales for the three-month period ending September 30, 2001. This increase as a percentage of nets sales was directly due to an increase in expenditure for package design and product development.

          General and Administrative expenses. General and Administrative expenses for the three-month period ending September 30, 2002 were $34,158 or approximately 149% of net sales, as compared to $86,103 or approximately 39% of net sales for the three-month period ending September 30, 2001. Although general and administrative expenses increased as a percentage of net sales they decreased overall by $51,945.

          Interest Income (Expense). Interest Income for the three-month period ending September 30, 2002, compared to the three-month period ending September 30, 2001 decreased from $115 to $0. This decrease was the result of a lower excess cash balance earning interest during the current period as compared to the same period for the past year. Interest expense for the three-month period ending September 30, 2002, compared to the three-month period ending September 30, 2002 decrease from $1,631 to $1,587. This decrease was a result of increased lending from third parties and paying off part of a related party loan.

          Net Income (Loss). For the three-month period ending September 30, 2002, the Company had a net loss of $(34,949) or $0.002 per share as compared to a net loss of $(87,989) or $0.004 per share for the three-month period ending September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt. IFPG's principal sources of liquidity as of September 30, 2002 consisted of approximately $1,686 in cash and cash equivalents and $15,000 in accounts receivable less allowances for credits and bad debt.

Total assets decreased $90,519, or 29% over the prior year. This change was primarily due to a decrease in cash and cash equivalents of $42,137, a decrease in accounts receivable of $7,258, and the payment of a note receivable of $13,000. Inventory also was reduced by approximately $42,000 which included a $26, 800 inventory reserve.

Total liabilities increased $46,986, or 14% over the prior year. This increase was due to capital borrowed from officers and shareholders, an increase in payroll taxes and to an increase in accrued payroll.

Total stockholders' equity decreased to $(167,935) as of September 30, 2002 from $(30,429) as of September 30, 2001.

Management is of the opinion that IFPG's cash on hand and revenues from operations are insufficient to meet the operational needs of the company for the next twelve months. Accordingly, management will rely upon proceeds from its capital raising efforts as discussed above.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Richard Damion and Mr. Joseph R. Rodriguez, Jr. respectively. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART  II  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

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

ITEM  2.  CHANGES  IN  SECURITIES

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended

September  30,  2002.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


--------
EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
--------  ----------------------------------------------------------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.

Date:     NOVEMBER  21,  2002


By:  /s/ RICHARD  DAMION
     ------------------------
     RICHARD  DAMION
     CHIEF  EXECUTIVE  OFFICER
     (PRINCIPAL  EXECUTIVE  OFFICER)


By:   /s/ JOSEPH R. RODRIGUEZ, JR.
     -----------------------------
     JOSEPH R. RODRIGUEZ, JR.
     CHIEF  FINANCIAL  OFFICER
     (PRINCIPAL  ACCOUNTING  OFFICER)

                                 CERTIFICATIONS

We, Richard Damion, Chief Executive Officer, and Joseph R. Rodriguez, Jr., Chief Financial Officer, of International Food Products Group, Inc. (the "Registrant"), certify that;

(1)  We  have  reviewed  this  quarterly report on Form10-QSB of the Registrant;

(2) Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November  21,  2002         /s/ Richard  Damion
                                   ___________________________________
                                   Richard  Damion
                                   Chief  Executive  Officer


                                    /s/ Joseph R. Rodriguez, Jr.
                                   ___________________________________
                                   Joseph  R.  Rodriguez,  Jr.
                                   Chief  Financial  Officer