Form 10QSB
period 2002-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2003-02-19
CIK 1019216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period ____________ to


          Commission File Number          000-33251
                                          ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                             33-0903004
-------------------------------                    -----------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                      No.)

180 Newport Center Drive, Suite 180
Newport Beach, CA                                  92660
---------------------------------------            ---------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code:    949-720-8470
                                                   ------------

                               Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [ ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,103,803 Shares of $.001 par value Common Stock outstanding as of December 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                              Financial Statements

                    As of December 31, 2002 and 2001 and for
    Each of the Three and Six Month Periods Ended December 31, 2002 and 2001

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                        Index to the Financial Statements

                    As of December 31, 2002 and 2001 and for
      Each of the Three and Six Month Periods Ended December, 2002 and 2001

--------------------------------------------------------------------------------



Financial Statements of International Food Products Group, Inc:

     Balance Sheet, December 31, 2002                                    1

     Statements of Operations For Each of the
     Three and Six Month Periods Ended
     December 31, 2002 and 2001                                          2

     Statements of Cash Flows For Each of the
     Six Month Periods Ended December 31, 2002
     and 2001                                                            3

Notes to the Financial Statements                                        5

                   International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)

                                  Balance Sheet
                                December 31, 2002

--------------------------------------------------------------------------------


                                ASSETS
                                ------

Current assets:
  Cash                                                 $       301
  Inventories, net                                         186,439
  Prepaid expenses                                           2,143
                                                       ------------
    Total current assets                                   188,883
                                                       ------------

Property and equipment, net                                  2,417
Intangible assets, net                                       4,255
Other assets                                                 1,000
                                                       ------------
Total assets                                           $   196,555
                                                       ============

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $   324,774
  Accrued expense                                           46,442
  Notes payable - related party                             30,120
  Note payable                                              33,355
                                                       ------------
Total liabilities                                          434,691
                                                       ------------
Commitments and contingencies
Shareholders' deficit:
  Common stock; $0.001 par value; 50,000,000 shares
   authorized; 22,103,803 shares issued and
    outstanding                                             22,104
  Additional paid-in capital                             3,410,839
  Accumulated deficit                                   (3,671,079)
                                                       ------------
Total shareholders' deficit                               (238,136)
                                                       ------------
Total liabilities and shareholders' deficit            $   196,555
                                                       ============


    The accompanying notes are an integral part of the financial statements.

                    International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)

                             Statements of Operations

      For the Three and Six Month Periods Ended December 31, 2002 and 2001


                            For the Three Month           For the Six Month
                         Periods Ended December 31,   Periods Ended December 31,
                         --------------------------   --------------------------
                               2002        2001         2002         2001
                            ---------  ------------  ----------  ------------
Gross sales                 $      -   $    44,143   $  24,680   $   290,217
 Less: returns, discounts
  and allowances                (170)       23,830      (1,991)       (7,387)
                            ---------  ------------  ----------  ------------
Net sales                       (170)       67,973      22,689       282,830
Cost of sales                  2,505        47,867      17,999       237,289
                            ---------  ------------  ----------  ------------
Gross profit                  (2,675)       20,106       4,690        45,541

Selling expenses                 589        17,409       6,359        41,698
General and administrative
 expenses                     77,012     1,024,288     111,170     1,110,474
                            ---------  ------------  ----------  ------------
Loss from operations         (80,276)   (1,021,591)   (112,839)   (1,106,631)
                            ---------  ------------  ----------  ------------
Other income (expense):
  Interest expense              (881)            -      (1,893)         (919)
  Interest expense
   - related party              (646)         (997)     (1,220)       (1,920)
  Interest income                  -             -           -             3
  Interest income
   - related parties               -           112           -           224
                            ---------  ------------  ----------  ------------
                              (1,527)         (885)     (3,113)       (2,612)
                            ---------  ------------  ----------  ------------
Loss before provision
 for income taxes            (81,803)   (1,022,476)   (115,952)   (1,109,243)
Provision for income taxes         -             -        (800)         (800)
                            ---------  ------------  ----------  ------------
Net loss                    $(81,803)  $(1,022,476)  $(116,752)  $(1,110,043)
                            =========  ============  ==========  ============
Net loss per share,
 basic and diluted          $ (0.004)  $    (0.049)  $  (0.005)  $    (0.056)
                            =========  ============  ==========  ============




    The accompanying notes are an integral part of the financial statements.

                   International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)

                             Statements of Cash Flows

       For Each of the Six Month Periods Ended December 31, 2002 and 2001

-------------------------------------------------------------------------------


                                                          2002         2001
                                                       ----------  ------------
Cash flows used in operating activities:

Net loss                                               $(116,752)  $(1,110,043)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation                                           2,237         2,432
    Amortization                                           1,037         1,037
    Shares issued for services                             1,600        16,875
    Shares issued for bonuses                                  -       881,250
Decrease (increase) in assets:
  Trade accounts receivable                                    -       123,221
  Inventories                                              5,291          (519)
  Other assets                                                 -          (996)
Increase (decrease) in liabilities:
  Accounts payable                                        40,980       (90,934)
  Accrued expenses                                        31,793        (6,460)
                                                       ----------  ------------
Net cash used in operating activities                    (23,814)     (184,137)
                                                       ----------  ------------
Cash flows used in investing activities
  Purchases of property and equipment                          -          (700)
  Increase of notes receivable from a
   related party                                               -          (224)
                                                       ----------  ------------
Net cash used in investing activities                          -          (924)
                                                       ----------  ------------




    The accompanying notes are an integral part of the financial statements.

                   International  Food  Products  Group,  Inc.
                   (Formerly Golden Choice Foods Corporation)

                             Statements of Cash Flows

       For Each of the Six Month Periods Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------



                                                          2002         2001
                                                       ----------  ------------
Cash flows provided by (used in) financing
 activities:
  Payment on note payable                                      -       (40,000)
  Payment on a note payable - related party                    -        (5,083)
  Proceeds from issuance of a notes payable                1,633        55,337
  Proceeds from issuance of a notes payable
   - related parties                                      18,755             -
  Proceeds from issuance of common stock                       -       212,725
                                                       ----------  ------------

Cash provided by financing activities                     20,388       222,979
                                                       ----------  ------------
Net (decrease) increase in cash                           (3,426)       37,918

Cash at beginning of year                                  3,727         4,622
                                                       ----------  ------------

Cash at end of the six month periods                   $     301   $    42,540
                                                       ==========  ============


                 Supplemental Disclosures of Cash Flow Information

Interest paid                                          $     259   $     2,839
Income taxes paid                                      $     800   $       800




    The accompanying notes are an integral part of the financial statements.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                          Notes to Financial Statements

  For Each of the Three and Six Month Periods Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------


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

2.     Basis of Presentation
       ---------------------

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2002, the results of its operations for the three and six month periods ended December 31, 2002 and 2001, shareholders' deficit for the year ended June 30, 2002 and the six months ended December 31, 2002, and cash flows for the six month periods ended December 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2002 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.     Inventories
       -----------

Inventory consisted of the following:                 December 31, 2002
                                                      ------------------

     Raw materials                                    $    208,464
     Finished goods                                          4,791
                                                      ------------
                                                           213,255
                                                      ------------
     Less: reserve for obsolete and
      slow moving inventory                                 26,816
                                                      ------------

     Total inventories                                $    186,439
                                                      ============

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                          Notes to Financial Statements

  For Each of the Three and Six Month Periods Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------


4.     Notes Payable
       -------------

     Notes Payable - Related Party                           December 31, 2002
                                                             -------------------

     Note payable to shareholder with an interest
     rate of 16.5% per annum, uncollateralized,
     with principal and unpaid interest that was
     due at December 31, 2002. The note payable is
     now due and is subject to a demand for payment
     on 30 days notice.                                         $  12,345

     Note payable to officer who is a shareholder
     with an interest rate of 10% per annum,
     uncollateralized, with principal and unpaid
     interest that was due at December 31, 2002.
     The note payable is now due and is subject to
     a demand for payment on 30 days notice.                       17,775
                                                                ---------

     Notes payable - related party (current)                    $  30,120
                                                                =========

     Notes Payable - Third Party

     Note payable to Volkl Investments, LLC with an
     interest rate of 10% per annum, uncollateralized,
     with principal and unpaid interest that was due
     at December 31, 2002. The note payable is now due
     and is subject to a demand for payment on 30 days
     notice.                                                    $  16,067

     Note payable to Volkl Investments, LLC with an
     interest rate of 10% per annum, uncollateralized,
     with principal and unpaid interest that was due
     at December 31, 2002. The note payable is now due
     and is subject to a demand for payment on 30 days
     notice.                                                       17,288
                                                                ---------

     Notes payable - third party (current)                      $  33,355
                                                                =========

Interest expense for the three and six month periods ended December 31, 2002 and 2001, was $1,527 and $3,113 and $997 and $2,839, respectively which includes $646 and $1,220 and $919 and $1,920, respectively, to related parties.

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                          Notes to Financial Statements

  For Each of the Three and Six Month Periods Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------


5.     Reconciliation of Effective Tax Rate
       ------------------------------------

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                           For the Six Months Ended December 31,
                                           -------------------------------------
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
                                                  =======            =======

                                           For the Six Months Ended December 31,
                                           -------------------------------------
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
                                                  =======            =======


6.     Commitments
       -----------

The Company rents its corporate office on a month-to-month basis. Rental expense was $5,248 and $10,891 and $7,978 and $14,405 for the three and six months ended December 31, 2002 and 2001, respectively.

7.     Contingencies and Concentrations
       --------------------------------

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses of $81,803 and $1,022,476, respectively for the three month periods ended December 31, 2002, and 2001, and $116,752 and $1,110,043 for the six months ended December 31, 2002 and 2001, respectively. Despite its negative cash flow from operations of $3,426 for the six months ended December 31, 2002 , the Company has been able to obtain additional operating capital through private funding sources and short-term borrowing. Management's plans include the continued development of the Company's new products and its customer development programs that it believes will enhance its ability to eventually generate additional revenues from the sale of the Company's products. The Company has relied upon equity and debt funding from shareholders and third parties since inception. Additional equity is anticipated being raised through the sale of common stock to new and existing shareholders in order to fund ongoing operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be given that the Company can obtain sufficient working capital through borrowing, the sale of

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                          Notes to Financial Statements

  For Each of the Three and Six Month Periods Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------


the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Lack of Insurance Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the periods ended December 31, 2002 and 2001, the Company was included for general liability purposes as additional insured, on the general liability policies of its two co-packers, and believes that provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

8.     Loss Per Share
       --------------

Basic and diluted losses per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.




The computations of basic and diluted loss per common share are as follows:

                     International Food Products Group, Inc.
                   (Formerly Golden Choice Foods Corporation)

                          Notes to Financial Statements

  For Each of the Three and Six Month Periods Ended December 31, 2002 and 2001

--------------------------------------------------------------------------------


                                              For the Three Months December 31,
                                              ---------------------------------
                                                       2002          2001
                                                   ------------  ------------
Loss per common share, basic and diluted:
  Net loss available to common shareholders        $   (81,803)  $(1,022,476)
  Weighted average shares - basic and diluted       21,719,238    20,953,796
                                                   ------------  ------------

Loss per common share, basic and diluted           $    (0.004)  $    (0.049)
                                                   ============  ============

                                              For the Six Months December 31,
                                              -------------------------------
                                                       2002          2001
                                                   ------------  ------------
Loss per common share, basic and diluted:
  Net loss available to common shareholders        $  (116,752)  $(1,110,043)
  Weighted average shares - basic and diluted       21,621,520    19,807,095
                                                   ------------  ------------

Loss per common share, basic and diluted           $    (0.005)  $    (0.056)
                                                   ============  ============


The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.


                                              For the Periods Ended December 31,
                                              ----------------------------------
                                                       2002          2001
                                                   ------------  ------------
Shares of common stock issuable under:

  Employee stock options                             5,050,000     5,050,000
  Non-employee stock options                           500,000       500,000
                                                   ------------  ------------
                                                     5,550,000     5,550,000
                                                   ============  ============


Shares Issued for Services

During the six month period ended December 31, 2002, the Company issued 580,000 shares of common stock for shareholder relation services to outside contractors. The shares were recorded at $.02 per share based on the initial bid price of the company's stock on the OTCBB (Over The Counter Bulletin Board). Accordingly the company recorded investor relations expense of $11,600.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the quarters ended December 31, 2002, and December 31, 2001.

Plan of Operations

Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital. The Company began trading its stock on the OTC Bulletin Board in December of 2002. Management believes that it will be easier to raise capital through a private stock offering now that a public market is being created for the shares of the Company. These funds will be used to gain market penetration of G.O.T. Fries(R), to introduce the Company's new brand, Just Popped(TM) and market the brand Kettle Classic(TM) through its recently formed broker network. IFPG has engaged the services of inaVest, Inc., a public relations and communications firm that specializes in dealing with shareholders and the investment banking community to implement this plan. inaVest will also help in providing market-makers to create a public market for IFPG common stock and to assist in finding investors to purchase restricted shares from IFPG. Management believes that now that the stock of the Company is publicly trading it will be able to raise the necessary capital to grow its business and to become profitable. During the past months, IFPG has been developing a national broker network that will represent the Company's expanding product lines. This broker network will begin its efforts as the Company begins to raise its capital.

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

Results of Operations for the six-month periods ended December 31, 2002 and
---------------------------------------------------------------------------
2001.
-----

          Net Sales. Net sales for the six-month period ending December 31, 2002 compared to the six -month period ending December 31, 2001 decreased approximately 92% from $282,829 to $22,689. During the six-month period ending December 31, 2002, the Company was unable to sell its products because it lacked the capital to get the products to the market. The Company is in the process of attempting to raise capital to enable the broker network to develop sales, purchase inventory and plan marketing and promotional strategies to sell its products.

          Cost of Sales. The Cost of Sales for the six -month period ending December 31, 2002 was $17,999 or approximately 79% of net sales, as compared to $237,289 or approximately 84% of net sales for the six -month period ending December 31, 2001. Cost of sales as a percentage of net sales is similar for both periods, however, it is higher than it should be for different reasons. The Cost of Sales for the six -month period ending December 31, 2002 as a percentage of net sales is elevated due to the large amount of warehouse storage in relationship to the amount of net sales. The Cost of Sales for the six -month period ending December 31, 2001 as a percentage of net sales is elevated due to the large amount expended on shipping in relationship to the amount of net sales.

          Selling Expenses. Selling expenses for the six -month period ending December 31, 2002 were $6,359 or approximately 28% of net sales, as compared to $41,698 or approximately 15% of net sales for the six - month period ending December 31, 2001. This increase as a percentage of nets sales was directly due to the fixed costs associated with selling that occur regardless of how much is sold.

          General and Administrative expenses. General and Administrative expenses for the six -month period ending December 31, 2002 were $111,170 or approximately 489% of net sales, as compared to $1,110,474 or approximately 393% of net sales for the six -month period ending December 31, 2001. For the six-month period ending December 31, 2001 certain employees and officers voluntarily elected to forgo compensation and most usual employee benefits during some prior periods, and elected to receive below market salaries in other prior periods. In recognition of these circumstances, the Company authorized a one-time bonus to these individuals. This bonus was paid through the issuance of shares of the Company's common stock, which value totaled $869,500.

          Interest Income (Expense). Interest expense for the six -month period ending December 31, 2002, compared to the six -month period ending December 31, 2001 increased from a net amount of $2,612 to $3,113. This increase was a result of increased borrowing from related and unrelated parties.

          Net Income (Loss). For the six-month period ending December 31, 2002, the Company had a net loss of $(116,752) or $0.005 per share as compared to a net loss of $(1,110,043) or $0.056 per share for the six -month period ending December 31, 2001.


Results of Operations for the three-month periods ended December 31, 2002 and
-----------------------------------------------------------------------------
2001.
-----

          Net Sales. Net sales for the three-month period ending December 31, 2002, compared to the three-month period ending December 31, 2001, decreased approximately 100% from $67,973 to $(170). The company did not offer its products for sale during the three month period ended December 31, 2002, due to the Company's desire to restructure its selling and marketing infrastructure as well as its product lines subsequent to the completion of product test marketing. The Company anticipates that its product mix restructuring should be completed by March 31, 2002.

          Cost of Sales.   The  Cost of Sales for the three-month period ending
December 31, 2002 was $2,505, as compared to $47,867 or approximately 70% of net sales for the three-month period ending December 31, 2001. No comparison can be made since there were no sales for the three-month period ending December 31, 2002.

          Selling Expenses. Selling expenses for the three-month period ending December 31, 2002 were $589, as compared to $17,409 or approximately 26% of net sales for the three-month period ending December 31, 2001. No comparison can be made since there were no sales for the three-month period ending December 31, 2002.

          General and Administrative expenses. General and Administrative expenses for the three-month period ending December 31, 2002 were $77,012 as compared to $1,024,288 or approximately 1507% of net sales for the three-month period ending December 31, 2001. For the three-month period ending December 31, 2001 certain employees and officers voluntarily elected to forgo compensation and most usual employee benefits during some prior periods, and elected to receive below market salaries in other prior periods. In recognition of these circumstances, the Company authorized a one-time bonus to these individuals. This bonus was paid through the issuance of shares of the Company's common stock, which value totaled $869,500.

          Interest Income (Expense). Interest Expense for the three-month period ending December 31, 2002, compared to the three-month period ending December 31, 2001 increased from a net amount of $885 to $1,527. This increase was a result of increased borrowing from related and unrelated parties.

          Net Income (Loss). For the three-month period ending December 31, 2002, the Company had a net loss of $(81,803) or $0.004 per share as compared to a net loss of $(1,022,476) or $0.052 per share for the three-month period ending December 31, 2001.


Liquidity and Capital Resources

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt. As of December 31, 2002 IFPG has no liquidity.

Total assets decreased $108,751, or 35% over the prior year. This change was primarily due to a decrease in cash and cash equivalents of $41,000, a decrease in notes receivables of $13,000, and an increase in accumulated depreciation of $4,544. Inventory also decreased by approximately $39,000 which included a $26, 800 inventory reserve.

Total liabilities increased by $170,246, or 64% over the prior year. This increase was due to capital borrowed from officers and shareholders, an increase in payroll taxes, an increase in accrued payroll and an increase in accounts payable.

Total stockholders' equity decreased to $(238,137) as of December 31, 2002 from $40,860 as of December 31, 2001.

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



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

On July 8, 2002, a complaint was filed in the Superior Court of the State of California for the County of Orange, Central Division, by MEREDOC LTD., a California corporation, against the Company and its officers, directors and its employee Jeff Ross. The complaint alleges services were provided to the Company in the approximate amount of $41,000 for which the plaintiff has not been paid. The Company disputes the amount that is owed to the plaintiff. There were no material developments with respect to this litigation during the quarter ended December 31, 2002.

Item 2.  Changes in Securities

During the fiscal quarter ended December 31, 2002, we issued 580,000 shares of common stock for shareholder relation services to outside contractors. The shares were recorded at $.02 per share based on the initial bid price of our common stock on the Over the Counter Bulletin Board. The transaction was an isolated transaction not subject to the registration requirements of Section 5 of the Securities Act of 1933 pursuant to the exemption from registration in
Section  4(2)  of  such  act.


Item 3.  Defaults upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

-----------
  Exhibit
   Number                       Description of Exhibit
-----------    -----------------------------------------------------------------

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

--------------------------------------------------------------------------------
     (1)  Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002.


                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

Date:     February 18, 2003


By:       /s/ Richard Damion
          -----------------------------------
          Richard Damion
          Chief Executive Officer
          (Principal Executive Officer)


By:       /s/ Joseph R. Rodriguez, Jr.
          -----------------------------------
          Joseph R. Rodriguez, Jr.
          Chief Financial Officer
          (Principal Accounting Officer)

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


Date:  February 18, 2003           /s/ Richard Damion
                                   ___________________________________
                                   Richard Damion
                                   Chief Executive Officer

                                   /s/ Joseph R. Rodriguez, Jr.
                                   ___________________________________
                                   Joseph R. Rodriguez, Jr.
                                   Chief Financial Officer