Form 10QSB
period 2003-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2003-05-20
CIK 1019216

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

[   ] Transition Report pursuant to 13 or 15(d) of the
Securities Exchange Act of 1934

      For the transition period              to
                               --------------

        Commission File Number     000-33251
                                ---------------

                  INTERNATIONAL FOOD PRODUCTS GROUP, INC.
      -----------------------------------------------------------------
      (Exact name of small Business Issuer as specified in its charter)

Nevada                                      33-0903004
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

180 Newport Center Drive, Suite 180
Newport Beach, CA                            92660
----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:     949-720-8470

                                                    ---------------

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days  [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
24,428,802 Shares of Common Stock outstanding as of March 31, 2003.

                      PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.

              International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                        Financial Statements

               As of March 31, 2003 and 2002 and for
         Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002

              International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)


                Index to the Financial Statements


               As of March 31, 2003 and 2002 and for
          Each of the Three and Nine Month Periods Ended
                    December, 2003 and 2002



Financial Statements of International Food Products
    Group, Inc:

   Balance Sheet, March 31, 2003                       F-1

   Statements of Operations For Each
     of the Three and Nine Month
     Periods Ended March 31, 2003
     and 2002                                          F-2

   Statements of Cash Flows For
     Each of the Nine Month Periods
     Ended March 31, 2003 and 2002                     F-3

   Notes to the Financial Statements                   F-5

               International Food Products Group, Inc.
              (Formerly Golden Choice Foods Corporation)

                            Balance Sheet
                           March 31, 2003
-----------------------------------------------------------------------------

                               ASSETS

Current assets:
  Cash                                                 $        676
  Inventories, net                                          186,439
  Prepaid expenses                                            2,143
                                                       ------------
    Total current assets                                    189,258
                                                       ------------


Property and equipment, net                                   1,334
Intangible assets, net                                        3,737
Other assets                                                  1,000
                                                       ------------
Total assets                                           $    195,329
                                                       ============

                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $    319,236
  Accrued expense                                            24,444
  Notes payable - related party                              71,945
  Note payable                                               34,184
                                                       ------------
Total liabilities                                           449,809
                                                       ------------
Commitments and contingencies
Shareholders' deficit:
  Common stock; $0.001 par value; 50,000,000 shares
   authorized; 24,428,802 shares issued and
   outstanding                                               24,429
  Additional paid-in capital                              3,611,764
  Accumulated deficit                                    (3,890,673)
                                                       ------------
Total shareholders' deficit                                (254,480)
                                                       ------------
Total liabilities and shareholders' deficit            $    195,329

                                                       ============
The accompanying notes are an integral part of the financial statements.

                   International Food Products Group, Inc.
                  (Formerly Golden Choice Foods Corporation)
                           Statements of Operations
       For the Three and Nine Month Periods Ended March 31, 2003 and 2002

                         For the Three Month            For the Nine Month
                        Periods Ended March 31,       Periods Ended March 31,
                        -----------------------       -----------------------
                           2003         2002              2003        2002
                        -----------  ----------       ------------  ----------

Gross sales             $         -  $   67,307       $     24,680  $  357,524
  Less: returns,
   Discounts and
   Allowances                     -     (12,519)            (1,990)    (19,907)
                        -----------  -----------      ------------- -----------
Net sales                         -      54,788             22,690     337,617
Cost of sales                 5,164      90,729             23,164     328,018
                        -----------  -----------      ------------- -----------
Gross profit                 (5,164)    (35,941)              (474)      9,599

Selling expenses             11,251      20,785             17,610      62,484
General and administrative
 Expenses                   200,954     210,615            312,124   1,321,085
                        -----------  -----------      ------------- ----------
Loss from operations       (217,369)   (267,341)          (330,208) (1,373,970)
                        -----------  -----------      ------------- ----------
Other income (expense):
  Interest expense             (841)          -             (2,604)       (919)
  Interest expense
   Related party             (1,384)       (836)            (2,734)     (2,757)
  Interest income                 -           -                  -           3
  Interest income
   Related parties                -         112                  -         336
                        -----------  -----------     -------------- ----------
                             (2,225)       (724)            (5,338)     (3,337)
                        -----------  -----------     -------------- ----------
Loss before provision
 for income taxes          (219,594)   (268,065)          (335,546) (1,377,307)
Provision for income taxes        -           -               (800)       (800)
                        -----------  -----------     -------------- -----------
Net loss                $  (219,594) $ (268,065)     $    (336,346)$(1,378,107)
                        ===========  ===========     ============== ===========
Net loss per share,
 Basic and diluted      $    (0.009) $   (0.013)     $      (0.015)$    (0.068)


    The accompanying notes are an integral part of the financial statements.

                International Food Products Group, Inc.
               (Formerly Golden Choice Foods Corporation)
                        Statements of Cash Flows
     For Each of the Nine Month Periods Ended March 31, 2003 and 2002
----------------------------------------------------------------------------

                                            2003              2002
                                        ------------     -------------

Cash flows used in operating activities:

Net loss                                 $ (336,346)     $ (1,378,108)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Depreciation                               3,320             3,602
   Amortization                               1,555             1,555
   Shares issued for services               214,850            16,875
   Shares issued for bonuses                      -           881,250
Decrease (increase) in assets:
  Trade accounts receivable                       -           112,823
  Inventories                                 5,290            36,924
  Other assets                                    -              (996)
Increase (decrease) in liabilities:
  Accounts payable                           43,484           (67,317)
  Accrued expenses                            1,754            86,114
                                        ------------       -----------
Net cash used in operating activities       (66,093)         (307,278)

Cash flows used in investing activities
  Purchases of property and equipment             -              (700)
  Increase of notes receivable from a
   Related party                                  -              (336)
                                         -----------       -----------
Net cash used in investing activities             -            (1,036)
                                         -----------       -----------

The accompanying notes are an integral part of the financial statements.

                International Food Products Group, Inc.
               (Formerly Golden Choice Foods Corporation)
                        Statements of Cash Flows
     For Each of the Nine Month Periods Ended March 31, 2003 and 2002
----------------------------------------------------------------------------

                                            2003              2002
                                        ------------     -------------

Cash flows provided by (used in)
 financing activities:
  Payment on note payable                         -          (40,000)
  Payment on a note payable - related
   Party                                          -           (9,048)
  Proceeds from issuance of a notes payable   2,462           57,837
  Proceeds from issuance of a notes payable-
   related parties                           60,580                -
  Proceeds from issuance of common stock          -          296,725
                                            --------        ---------
Cash provided by financing activities        63,042          305,514
                                            --------        ---------
Net (decrease) increase in cash              (3,051)          (2,800)

Cash at beginning of year                     3,727            4,622
                                            --------        ---------
Cash at end of the six month periods        $   676         $  1,822
                                            ========        =========

           Supplemental Disclosures of Cash Flow Information

Interest paid                               $   272         $  3,676
Income taxes paid                           $   800         $    800



The accompanying notes are an integral part of the financial statements.

               International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                   Notes to Financial Statements

        For Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002
-----------------------------------------------------------------



1.   Description of the Company's Business
     --------------------------------------


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

All of the Company?s products are produced to Company specifications by a third party food processor ("co-packer").
Individual product bags and shipping boxes are designed by the Company and provided to the co-packer located in San
Bernardino, California, to package product orders. In general, the co-packer produces, packs, and warehouses the finished products until they are ready to ship to the customers.

2.   Basis of Presentation
     ---------------------


In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2003, the results of its operations for the three and nine month periods ended March 31, 2003 and 2002, and cash flows for the nine month periods ended March 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2002, included in the Company?s Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.   Inventories
     -----------


Inventory consisted of the following:            March 31, 2003
                                                 --------------
Raw materials                                    $      208,464

Finished goods                                            4,791
                                                  -------------
                                                        213,255
                                                  -------------
Less: reserve for obsolete and slow
  moving inventory                                       26,816
                                                  -------------

Total inventories                                 $     186,439
                                                  =============
                                 F-5

              International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                   Notes to Financial Statements

        For Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002
-----------------------------------------------------------------


4.	Notes Payable
      -------------

Notes Payable - Related Party                          March 31, 2003
                                                       --------------


Note payable to shareholder with an
interest rate of 16.5% per annum,
uncollateralized, with principal and
unpaid interest that was due at
December 31, 2002. The note payable
is now due and is subject to a demand
for payment on 30 days notice.                         $      12,853

Note payable to officer who is a
shareholder with an interest rate of
10% per annum, uncollateralized, with
principal and unpaid interest and is
subject to a demand for payment on 30
days notice.                                                  35,067

Note payable to officer who is a
shareholder with an interest rate of
10% per annum, uncollateralized, with
principal and unpaid interest and is
subject to a demand for payment on 30
days notice.                                                  24,025

Notes payable - related party (current)                $      71,945
                                                        ============

Notes Payable - Third Party


Note payable to Volkl Investments,
LLC with an interest rate of 10%
per annum, uncollateralized, with
principal and unpaid interest that
was due at December 31, 2002. The
note payable is now due and is
subject to a demand for payment on
30 days notice.                                        $      16,467

Note payable to Volkl Investments,
LLC with an interest rate of 10%
per annum, uncollateralized, with
principal and unpaid interest that
was due at December 31, 2002. The
note payable is now due and is
subject to a demand for payment on
30 days notice.                                               17,718
                                                       -------------
Notes payable - third party (current)                  $      34,185

Interest expense for the three and nine month periods ended March 31, 2003 was $2,225 and $5,338 respectively which includes $1,384 and $2,734 respectively, to related parties. Interest expense for the three and nine month periods ended March 31, 2002, was $836 and $3,676 respectively which includes $836 and $2,757 respectively, to related parties.

International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                   Notes to Financial Statements

        For Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002
-----------------------------------------------------------------


5.   Reconciliation of Effective Tax Rate
     ------------------------------------

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                        For the Nine Months Ended March 31,
                                        -----------------------------------
                                             2003                  2002
                                          -----------           ----------
Tax expense at U.S. statutory rate          (34.0)%               (34.0)%
State tax provision                            .1                    .3
Other                                          .1                    .2
Change in valuation allowance	               33.8                  33.8
                                          -----------           ----------
Effective income tax rate                     0.0%                  0.3 %

			                      For the Three Months Ended March 31,
                                        -----------------------------------
                                             2003                  2002
                                          -----------           ----------

Tax expense at U.S. statutory rate          (34.0)%               (34.0)%
Change in valuation allowance                34.0                  34.0
                                          ----------            ---------
Effective income tax rate                     0.0%                  0.0 %
                                          ==========            =========

6.   Commitments
     -----------
The Company rents its corporate office on a month-to-month basis. Rental expense was $5,208 and $16,099 for the three and nine months ended March 31, 2003 and $9,701 and $24,106 for the three and nine months ended March 31, 2002, respectively.


7.   Contingencies and Concentrations
     ---------------------------------

Financial Results, Liquidity and Managements Plan


The Company has incurred net losses of $219,594 and $268,065, respectively for the three month periods ended March 31, 2003, and 2002, and $336,346 and $1,378,107 for the nine months ended March 31, 2003 and 2002, respectively. Despite its negative cash flow from operations of $66,093 for the nine months ended March 31, 2003, the Company has been able to obtain additional operating capital through private funding sources and short-term borrowing. Management?s plans include the continued development of the Company?s new products and its customer development programs that it believes will enhance its ability to eventually generate additional revenues from the sale of the Company?s products. The Company has relied upon equity and debt funding from shareholders and third parties since inception. Additional equity is anticipated being raised through the sale of common stock to new and existing shareholders in order to fund ongoing operations until the Company is consistently profitable. While management believes that such funding will be available, the ability to obtain and the adequacy of such funding, if any, is uncertain. No assurances can be

              International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                   Notes to Financial Statements

        For Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002
-----------------------------------------------------------------


7.	Contingencies and Concentrations (Continued)
      --------------------------------------------

given that the Company can obtain sufficient working capital through borrowing, the sale of the Company's securities, or that the sale of products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company?s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Lack of Insurance Coverage

In previous years, the Company had operated without the benefit of general and products liability insurance coverage other than that provided by its co-packers to certain of the Company's larger customers. During the periods ended March 31, 2003 and 2002, the Company was included for general liability purposes as additional insured, on the general liability policies of its two co-packers, and believes that provides adequate insurance coverage for the Company. If the Company is held responsible for acts or events that are normally covered by general and product liability insurance that occurred during the uninsured period, it could have an adverse effect on operating results. Management has no knowledge of the existence of any such act or event that may have occurred during the uninsured period. The at-risk period varies by state based on each state's statute of limitation period.

8.   Loss Per Share
     --------------

Basic and diluted losses per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

              International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                   Notes to Financial Statements

        For Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002
-----------------------------------------------------------------





8.   Loss Per Share (Continued)
     --------------------------

The computations of basic and diluted loss per common share are as follows:

                                            For the Three Months March 31,
                                            ------------------------------
                                                 2003              2002
                                              ----------        ----------

Loss per common share, basic and diluted:
  Net loss available to common shareholders    $(219,594)        $(268,065)
  Weighted average shares - basic and diluted 23,973,025        21,362,765
                                              -----------       -----------

Loss per common share, basic and diluted      $   (0.009)       $  (0.013)

                                            For the NIne Months March 31,
                                            ------------------------------
                                                 2003              2002
                                              ----------        ----------

Loss per common share, basic and diluted:
  Net loss available to common shareholders  $  (336,346)      $(1,378,107)
  Weighted average shares - basic and diluted 22,393,912        20,318,081
                                              -----------       -----------

Loss per common share, basic and diluted     $    (0.015)      $   (0.068)
                                             ============      ===========

The effect of the potentially dilutive securities listed below was not
included in the computation of diluted loss per share, because to do so would have been antidilutive for the years presented.

                                            For the Periods Months March 31,
                                            ------------------------------
                                                 2003              2002
                                              ----------        ----------

Shares of common stock issuable under:

  Employee stock options                       5,050,000         5,050,000
  Non-employee stock options                     500,000           500,000
                                               ---------         ---------
                                               5,550,000         5,550,000
                                               =========         =========
Shares Issued for Services

During the nine month period ended March 31, 2003, the Company issued 580,000 shares of common stock for shareholder relations services to outside contractors. The shares were recorded at $0.02 per share based on the initial bid price of the company?s stock on the OTCBB (Over The Counter Bulletin Board). Accordingly the company recorded investor relations expense of $11,600. Additionally, the company issued 1,199,999 shares of its common stock to officer/employees and 740,000 shares of its common stock to an employee as payment for salaries that were been previously accrued and unpaid. These shares were valued at $0.075 per share. This resulted in an offset to accrued officer salaries of $90,000

              International Food Products Group, Inc.
             (Formerly Golden Choice Foods Corporation)

                   Notes to Financial Statements

        For Each of the Three and Nine Month Periods Ended
                     March 31, 2003 and 2002
-----------------------------------------------------------------

8.   Loss Per Share (Continued)
     --------------------------

and $55,500 to accrued employee salaries.

The company also issued 385,000 shares of the Company?s common stock for sales and marketing consulting services to outside contractors. The shares were recorded at $.15 per share based on the bid price of the company?s stock on the OTCB on the date of the stock grant. Accordingly the company recorded consulting services expense of $57,750.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2002, and June 30, 2001, and for the unaudited financial statements as of March 31, 2003, and for the three-month and nine-month periods ended March 31, 2003 and 2002.

Plan of Operations

The Company began trading its stock on the OTC Bulletin
Board in December of 2002.   IFPG has engaged the services
of inaVest, Inc., a public relations and communications firm that specializes in dealing with shareholders and the investment banking community to implement this plan.
inaVest will also help in providing market-makers to create a public market for IFPG common stock and to assist in finding investors to purchase restricted shares from IFPG. Management believes that now that the stock of the Company is publicly trading it will be able to raise the necessary capital to grow its business and to become profitable. During the past months, IFPG has developed into an international importer and U. S. representative for various foreign product companies. IFPG is in the process of announcing its representation rights for various national
and international products.   Some of the products
represented include premium coffees from Columbia, Organic vegetables from China, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, IFPG is now being represented by a national broker distributor network that will market and sell the Company?s expanding product lines. IFPG expects the sales of these new products along with its existing product lines to begin very soon with the expectation of rapidly growing sales revenues.

Under current operating conditions, management believes that IFPG?s sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital.

Results of Operations for the nine-month periods ended March
31, 2003 and 2002.

Net Sales. Net sales for the nine-month period ending March 31, 2003, compared to the nine-month period ending March 31, 2002, decreased approximately 93% from $337,617 to $22,690. The Company is in the process of adding substantial new products to its current product line, both national and international. The addition of these new products along with the support a national broker distributor should add a major impact to the Company?s sales.

     Cost of Sales. The Cost of Sales for the nine-month period ending March 31, 2003, was $23,164 or approximately 102% of net sales, as compared to $328,018, or approximately 97% of net sales for the nine-month period ending March 31, 2002.

     Selling Expenses. Selling expenses for the nine-month period ending March 31, 2003, were $17,610 or approximately
78% of net sales, as compared to $62,484, or approximately
19% of net sales for the nine-month period ending March 31, 2002. Selling expenses as a percentage of net sales increased during this period because the Company decided to continue to expend capital in this area in excess of net sales.

     General and Administrative expenses. General and Administrative expenses for the nine-month period ending March 31, 2003, were $312,124, or approximately 1376% of net sales, as compared to $1,321,085, or approximately 391% of net sales for the nine-month period ending March 31, 2002. General and Administrative expenses decreased by approximately $1,000,000 for the period.

     Other Income (Expense). Other Income including interest income and expense for the nine-month period ending March 31, 2003, compared to the nine-month period ending March 31, 2002, remained virtually unchanged between the comparable periods

     Net Income (Loss).  For the nine-month period ending
March 31, 2003, the Company had a net loss of $(336,346) or $(0.02) per share as compared to a net loss of $(1,378,107) or $(0.07) per share for the nine-month period ending March
31, 2002.

Results of Operations for the three-month periods ended
March 31, 2003 and 2002.

     Net Sales. Net sales for the three-month period ending March 31, 2003, compared to the three-month period ending March 31, 2002, decreased from $54,788 to no sales for the period. During this period the Company was restructuring itself to become an international importer of various products. The results of this policy change should begin produce significant revenues in the following months.

     Cost of Sales. The Cost of Sales for the three-month period ending March 31, 2003, was $5,164, on no net sales, as compared to $90,729, or approximately 166% of net sales for the three-month period ending March 31, 2002.

     Selling Expenses. Selling Expenses for the three-month period ending March 31, 2003, were $11,251, on no net sales, as compared to $20,785, or approximately 38% of net sales for the three-month period ending March 31, 2002. The Company continues to spend money to maintain a presence in the market while it changes its product mix.

     General and Administrative expenses. General and Administrative expenses for the three-month period ending March 31, 2003, were $200,954, on no net sales, as compared to $210,615 ,or approximately 384% of net sales for the three-month period ending March 31, 2002. General and Administrative expenses remained relatively constant for the comparable periods

     Interest Income (Expense). Interest Expense for the
three-month period ending March 31, 2003, compared to the
three-month period ending March 31, 2002, increased from
$(836) to $(2,225).    This increase was the result of
interest expense on short-term obligations.

     Net Income (Loss). For the three-month period ending March 31, 2003, the Company had a net loss of $(219,594) or $(0.01) per share as compared to a net loss of $(268,065), or $(0.01) per share for the three-month period ending March 31, 2002.

     Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines
of credit and short-term debt.   IFPG?s principal sources of
liquidity as of March 31, 2003, consisted of approximately
$676 in cash.

Total assets decreased from $238,468, for the period ended March 31, 2002, to $195,329, for the period ended March 31, 2003. This decrease was due to the decrease in accounts and notes receivable of approximately $32,787 and to an increase in inventory reserve of $26,000. Total liabilities increased from $381,673, as of the period ended March 31, 2002, to $449,809, for the period ended March 31, 2003. The increase is attributable primarily to the increase in Notes Payable and Accrued Expenses.

The Total Shareholders Equity decreased from $(143,205), as of the period ended March 31, 2002, to $(254,480) as of the period ended March 31, 2003. For the nine-month period ended March 31, 2003, IFPG sold or issued for services
2,904,999 common shares of stock.

     Material events and uncertainties. IFPG anticipates that it will begin to be profitable during the first quarter of fiscal year 2004. For this to happen the Company must be successful in raising additional capital in order to deliver its products to the marketplace. Prior to this, IFPG will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, IFPG must be able to continue to develop markets and gain consumer acceptance of its products.

While IFPG believes that these statements are accurate, IFPG?s business is dependent upon general economic conditions and various conditions specific to the food industry. Accordingly, future trends and results cannot be predicted with certainty.

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

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results.
Important factors that could cause actual results to differ materially include, among others:


   - General domestic economic and political conditions
   - Changes in laws and government regulations, including without limitation regulations of  the  Securities  and
Exchange  Commission
   - The availability and timing of receipt of necessary outside capital
   - Other risk factors described from time to time in the Company?s filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company?s ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements.
The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of
1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive
Officer and Chief Financial Officer, Mr. Richard Damion and Mr. Joseph R. Rodriquez, Jr. respectively. Based upon that evaluation, our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic
SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no changes during the quarter ended March 31, 2003 in any legal proceedings material to the Company.


Item 2. Changes in Securities

During the nine month period ended March 31, 2003, the Company issued 580,000 shares of common stock for shareholder relations services to outside contractors. The shares were recorded at $0.02 per share based on the initial bid price of the companys stock on the OTCBB (Over The Counter Bulletin Board). Accordingly the company recorded investor relations expense of $11,600. Additionally, the company issued 1,199,999 shares of its common stock to officer/employees and 740,000 shares of its common stock to an employee as payment for salaries that were been previously accrued and unpaid. These shares were valued at $0.075 per share. This resulted in an offset to accrued officer salaries of $90,000 and $55,500 to accrued employee salaries.

The company also issued 385,000 shares of the Companys common stock for sales and marketing consulting services to outside contractors. The shares were recorded at $.15 per share based on the bid price of the company?s stock on the OTCB on the date of the stock grant. Accordingly the company recorded consulting services expense of $57,750.

All shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in isolated transactions to parties close to the Company and not involving any public offerings.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

-------
Exhibit
Number                            Description of Exhibit
-------     -----------------------------------------------------------------

 99.1       Certification of Chief Executive Officer and Chief
            Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002(1)

-----------------------------------------------------------------------------

  (1)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB

-----------------------------------------------------------------------------

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

Date:  May 20, 2003

By:   /s/ Richard Damion
     ------------------------------
     Richard Damion
     Principal Executive Officer

By:   /s/ Joseph R. Rodriquez, Jr.
     ------------------------------
     Joseph R. Rodriquez, Jr.
     Principal Financial Officer
     Chief Accounting Officer

                              CERTIFICATION

I, Richard Damion, Principal Executive Officer of INTERNATIONAL FOOD PRODUCTS GROUP, INC. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of INTERNATIONAL FOOD PRODUCTS GROUP, INC.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

       /s/ Richard Damion
      ------------------------------
      Richard Damion
      Principal Executive Officer

                          CERTIFICATION

I, Joseph R. Rodriquez, Jr., Principal Financial Officer of INTERNATIONAL FOOD PRODUCTS GROUP, INC. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of INTERNATIONAL FOOD PRODUCTS GROUP, INC.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

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

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

       /s/ Joseph R. Rodriquez, Jr.
      ------------------------------
      Joseph R. Rodriquez, Jr.
      Principal Financial Officer