Form 10KSB
period 2003-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2003-10-15
CIK 1019216

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  June  30,  2003
                                    ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  transition  period  from  _________  to  ____________

        Commission  File  No.  000-33251
                       ---------

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


          NEVADA                                          33-0903004
----------------                                          ----------
(State  or  other  jurisdiction  of                    (I.R.S.  Employer
incorporation  or  organization)                    Identification  Number)

180  NEWPORT  CENTER  DRIVE,  SUITE  180
NEWPORT  BEACH,  CA                                         92660
-------------------                                         -----
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

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  June  30,  2003  were  $  196,619.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 13, 2003 is $ 5,833,462.70.

The number of shares of the issuer's Common Stock outstanding as of September 30, 2003 is 30,373,760.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                    PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

During the past year, the registrant (sometimes referred to the "Company" or "IFPG") has developed into an international importer and U. S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, IFPG is now being represented by a national broker/distributor network that will market and sell the Company's expanding product lines. IFPG expects the sales of these new items along with its existing product lines to begin shortly with the expectation of rapidly growing sales revenues.

During fiscal 2002 we continued developing a distribution network for our Golden Choice line of salty snack food products. In 2003 we concluded that the cost to develop this network exceeded our resources, and commenced identifying internationally produced products for distribution in the U.S.

We have entered into distribution agreements for 100% Colombian and other coffee products as well as a line of frozen vegetables from Asia. These products will be sold under both our Golden Choice label and as private label brands. We are currently negotiating a similar agreement for a variety of European household cleaning products.

To facilitate the sale of these products, we entered into a brokerage contract with Specialty Partners of St. Augustine, Florida. Specialty Partners is a division of Tree of Life, one of the world's leading marketers of nutritional and specialty foods. Offering coast-to-coast brokerage, Specialty Partners affords the Company the advantages of working with national and regional distributors and retailers. Additionally, specialty Partners provides the following - complete merchandising services, order fulfillment, management planning tools, and both administrative and marketing support.

We are finalizing our first sale of freeze dried organic Colombian coffee. We expect to finance this transaction with back to back international letters of credit. We have ordered the product for December, 2003 shipment and expect the terms of our sale to be finalized in November, 2003.

We are discussing sales of these and other Colombian coffee products with several customers and expect these products to be well received.

The packaging of our frozen vegetables and home cleaning products are being finalized. We have had discussions with several customers about these products and expect the first shipments to occur in the fourth fiscal quarter of 2004.

We entered into a brokerage agreement with a major import/export company for several of their products. Our first brokerage transaction under this agreement occurred in October, 2003.

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

ITEM  3.  LEGAL  PROCEEDINGS

Anita's Mexican foods Corp. has filed a complaint in Orange County Superior Court alleging that it is owed approximately $34,615.00 by the Company for food products delivered to the Company. The Company is defending against the claim and is alleging offsets and losses resulting from its business dealings with the plaintiff.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2003.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol IFPG. A market for our common shares did not commence until the fourth calendar quarter of 2002. Following is the high and low sales prices for each quarter beginning with the fourth calendar quarter of 2002 through June 30, 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



Quarter         High    Low
--------------  -----  -----

Oct - Dec 2002  0.550  0.200
Jan - Mar 2003  0.350  0.140
Apr - Jun 2003  0.301  0.170



On the date of this filing, being October 14, 2003, the best bid price of our common shares is $0.250 and the best ask price is $0.270.

At October 14, 2003 there were approximately 240 record holders of IFPG's Common Stock.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

In or around December, 2002, the Company issued 612,465 shares of common stock to existing shareholders of the Company in exchange for the agreement of such shareholders to restrict the transfer of certain shares already held. All shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued to existing shareholders of the Company in a transaction not involving any public offering.

On April 8, 2003, the Company issued 40,000 shares of the Company's common stock for sales and marketing services to outside contractors. The shares were recorded at $0.235 per share. The shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in an isolated transaction to a party close to the Company and not involving any public offering.

On April 15, 2003, the Company issued 165,000 shares of the Company's common stock for sales and marketing services to outside contractors. The shares were recorded at $0.19 per share. The shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in an isolated transaction to a party close to the Company and not involving any public offering.

On June 3, 2003, the Company issued 730,435 shares of the Company's common stock to employees as payment for salaries that were previously accrued and unpaid. The shares were valued at $0.115. The shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in isolated transactions to parties close to the Company and not involving any public offerings.


On June 16, 2003, the Company issued 60,000 shares of the Company's common stock for sales and marketing services to outside contractors. The shares were recorded at $0.25 per share. The shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in an isolated transaction to a party close to the Company and not involving any public offering.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended
June  30,  2003,  and  June  30,  2002.

Plan  of  Operations

During  the  past year, IFPG has developed into an international importer and U.
S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from

Asia, breath strips from Japan, upscale potato chips from a U.S.
manufacturer, among others. In conjunction with these new products, IFPG is now being represented by a national broker/distributor network that will market and sell the Company's expanding product lines. IFPG expects the sales of these new items along with its existing product lines to begin shortly with the expectation of rapidly growing sales revenues.

During fiscal 2002 we continued developing a distribution network for our Golden Choice line of salty snack food products. In 2003 we concluded that the cost to develop this network exceeded our resources, and commenced identifying internationally produced products for distribution in the U.S.

We have entered into distribution agreements for 100% Colombian and other coffee products as well as a line of frozen vegetables from Asia. These products will be sold under both our Golden Choice label and as private label brands. We are currently negotiating a similar agreement for a variety of European household cleaning products.

To facilitate the sale of these products, we entered into a brokerage contract with Specialty Partners of St. Augustine, Florida. Specialty Partners is a division of Tree of Life, one of the world's leading marketers of nutritional and specialty foods. Offering coast-to-coast brokerage, Specialty Partners affords the Company the advantages of working with national and regional distributors and retailers. Additionally, specialty Partners provides the following - complete merchandising services, order fulfillment, management planning tools, and both administrative and marketing support.

We are finalizing our first sale of freeze dried organic Colombian coffee. We expect to finance this transaction with back to back international letters of credit. We have ordered the product for December, 2003 shipment and expect the terms of our sale to be finalized in November, 2003.

We are discussing sales of these and other of Colombian coffee products with several customers and expect these products to be well received.

The packaging of our frozen vegetables and home cleaning products are being finalized. We have had discussions with several customers about these products and expect the first shipments to occur in the fourth fiscal quarter of 2004.

We entered into a brokerage agreement with a major import/export company for several of their products. Our first brokerage transaction under this agreement occurred in October, 2003.

Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital.

Results  of  Operations  for  the  fiscal  years  ended  June 30, 2003 and 2002.

Net Sales. Net sales for the fiscal year ended June 30, 2003, compared to the fiscal year ended June 30, 2002, decreased approximately 55% from $377,637 to $170,152. This decrease is a result of our change of focus to our new lines of foreign and domestic products. The Company is in the process of raising capital to develop a sales force, purchase inventory and plan marketing and promotional strategies to sell its products.

Cost  of  Sales.  The  Cost  of  Sales  for fiscal year ended June 30, 2003, was
$305,891 or approximately 180% of net sales, as compared to $277,169, or approximately 74% of net sales for the fiscal year ended June 30, 2002. Cost of Sales increased during this period primarily because the Company took a provision for slow moving inventory of $155,989, increasing Cost of Sales by approximately 104%.

Selling Expenses. Selling expenses for the fiscal year ended June 30, 2003, were $98,178 or approximately 58% of net sales, as compared to $191,498, or approximately 51% of net sales for the fiscal year ended June 30, 2002. Selling expenses as a percentage of net sales remained relatively constant during this period.

General and Administrative expenses. General and Administrative expenses for the fiscal year ended June 30, 2003, were $427,556 or approximately 251% of net sales, as compared to $1,368,568, or approximately 362% of net sales for the fiscal year ended June 30, 2002.

Other Income (Expense). Other Income including interest income and expense for the fiscal year ended June 30, 2003, compared to fiscal year ended June 30, 2002, decreased from $(5,239) to $(14,820). This decrease was the result of an increase in interest expense for the period.

Net Income (Loss). For the fiscal year ended June 30, 2003, the Company had a net loss of $(677,093) or $(0.03) per share as compared to a net loss of $(1,465,637) or $(0.06) per share for the fiscal year ended June 30, 2002.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt. IFPG's principal sources of liquidity as of June 30, 2003, consisted of approximately $15,722 in cash and cash equivalents.

 Total assets decreased from $208,546, for the period ended June 30, 2002, to $70,550.51, for the period ended June 30, 2003. This decrease was due to the write off of slow moving inventory of approximately $155,000. Total liabilities increased from $341,530, as of the period ended June 30, 2002, to $512,980 for the period ended June 30, 2003. This increase was primarily due to an increase in accounts payable of approximately $56,000, an accrued claim payable of $25,000 and to an increase in notes payable of approximately $111,000.

The Total Shareholders Equity decreased from $(132,984), as of the fiscal year ended June 30, 2002, to $(442,429) as of the fiscal year ended June 30, 2003.

Material events and uncertainties. IFPG anticipates that it will begin to be profitable during the third quarter of fiscal year 2004. For this to happen the Company must be successful in delivering its products to the marketplace. Prior to this, IFPG will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, IFPG must be able to continue to develop markets and gain consumer acceptance of its products.

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

ITEM  7.  FINANCIAL  STATEMENTS

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                              FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003




Report of Independent Auditors . . . . . . . . . . . . . . . . .  F-1

Financial Statements of International Food Products Group, Inc.:

Balance Sheets, June 30, 2003 and 2002 . . . . . . . . . . . . .  F-2

Statements of Operations For Each of the Two Years in
 the Period Ended June 30, 2003. . . . . . . . . . . . . . . . .  F-3

Statements of Shareholders' Deficit For Each of the Two
Years in the Period Ended June 30, 2003. . . . . . . . . . . . .  F-4

Statements of Cash Flows For Each of the Two Years in
 the Period Ended June 30, 2003. . . . . . . . . . . . . . . . .  F-5

Notes to the Financial Statements. . . . . . . . . . . . . . . .  F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and the Shareholders of International Food Products Group, Inc.

We have audited the accompanying balance sheets of International Food Products Group, Inc. as of June 30, 2003 and 2002 and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, Financial Results, Liquidity and Management's Plan to the financial statements, the Company has suffered recurring losses from operations, has difficulties generating sufficient cash flow to meet its obligations and sustain its operations, and has a stockholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Additionally, the Company has discontinued food products operations and currently has plans to embark on a new sales program related to imported products that will require significant financing. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kelly  &  Company

Kelly  &  Company
Costa  Mesa,  California
October  13,  2002

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                                 BALANCE SHEETS
                         AS OF JUNE 30, 2003 AND 2002
-----------------------------------------------------------------------------





                                  Assets

                                                                     2003          2002
                                                                ------------  ------------
Current assets:
   Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    15,722   $     3,727
   Trade accounts receivable. . . . . . . . . . . . . . . . . .       46,730             -
   Inventories, net . . . . . . . . . . . . . . . . . . . . . .            -       191,729
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .        1,135         2,143
                                                                ------------  ------------
      Total current assets  . . . . . . . . . . . . . . . . . .       63,587       197,599


Property and equipment, net . . . . . . . . . . . . . . . . . .          672         4,655
Intangible assets, net  . . . . . . . . . . . . . . . . . . . .        5,292         5,292
Other asset . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
                                                                ------------  ------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .  $    70,551   $   208,546
                                                                ============  ============
                     Liabilities and Shareholders' Deficit
Current liabilities:
   Trade accounts payable . . . . . . . . . . . . . . . . . . .  $   331,913   $   275,753
   Disputed claim . . . . . . . . . . . . . . . . . . . . . . .       25,000             -
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . .          565        22,690
   Notes payable - third party. . . . . . . . . . . . . . . . .       34,788        31,722
   Notes payable - related party. . . . . . . . . . . . . . . .      120,714        11,365
                                                                ------------  ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      512,980       341,530
                                                                ------------  ------------
Commitments and contingencies

Shareholders' deficit:
   Common stock: $.001 par value; 50,000,000 shares
    authorized; 26,076,702 and 21,523,803 shares
    issued and outstanding at June 30, 2003 and 2002,
    respectively. . . . . . . . . . . . . . . . . . . . . . . .       26,076        21,524
   Additional paid-in capital . . . . . . . . . . . . . . . . .    3,762,915     3,399,819
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (4,231,420)   (3,554,327)
                                                                 ------------  ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . .     (442,429)     (132,984)
                                                                 ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . . . . . . . . .  $    70,551   $   208,546
                                                                 ============  ============

     The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003





                                                              2003          2002
                                                          ------------  ------------
Gross sales. . . . . . . . . . . . . . . . . . . . . . .  $   196,619   $   400,704
   Less: returns, discounts and allowances . . . . . . .      (26,467)      (23,067)
                                                          ------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .      170,152       377,637
   Cost of good sold . . . . . . . . . . . . . . . . . .      305,891       277,169
                                                          ------------  ------------
   Gross profit (loss) . . . . . . . . . . . . . . . . .     (135,739)      100,468
Selling expenses . . . . . . . . . . . . . . . . . . . .       98,178       191,498
General and administrative expenses. . . . . . . . . . .      427,556     1,368,568
                                                          ------------  ------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . .     (661,473)   (1,459,598)
                                                          ------------  ------------
Other income (expense):
   Interest expense  . . . . . . . . . . . . . . . . . .       (9,456)       (2,318)
   Interest expense - related party  . . . . . . . . . .       (5,364)       (3,260)
   Interest income . . . . . . . . . . . . . . . . . . .            -           339
                                                          ------------  ------------
      Total other income (expense) . . . . . . . . . . .      (14,820)       (5,239)
                                                          ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES . . . . . . . . .     (676,293)   (1,464,837)

   Provision for income taxes  . . . . . . . . . . . . .         (800)         (800)
                                                          ------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .  $  (677,093)  $(1,465,637)
                                                          ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED. . . . . . . . . .  $     (0.03)  $     (0.06)
                                                          ============  ============
SHARES USED IN PER-SHARE CALCULATION, BASIC AND DILUTED.   26,706,072    23,272,420
                                                          ============  ============

      The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003




                                                                  Additional
                                                Common    Common    Paid-in    Accumulated
                                                Shares     Stock    Capital      Deficit        Total
                                              ----------  -------  ----------  ------------  ------------
BALANCE JUNE 30, 2001. . . . . . . . . . . .  18,643,274  $18,644  $2,110,099  $(2,088,690)  $    40,053
Shares issued in private placement offerings     393,635      393     324,832            -       325,225
Shares issued for services . . . . . . . . .   2,447,500    2,448     951,927            -       954,375
Shares issued in satisfaction of debt. . . .      39,394       39      12,961            -        13,000
Net loss . . . . . . . . . . . . . . . . . .           -        -           -   (1,465,637)   (1,465,637)
                                              ----------  -------  ----------  ------------  ------------
BALANCE JUNE 30, 2002. . . . . . . . . . . .  21,523,803   21,524   3,399,819   (3,554,327)     (132,984)
Shares issued for services . . . . . . . . .   3,940,434    3,940     351,459            -       355,399
Shares issued for shares voluntarily
  exchanged for restricted 144 shares. . . .     612,465      612      11,637            -        12,249
Net loss . . . . . . . . . . . . . . . . . .           -        -           -     (677,093)     (677,093)
                                              ----------  -------  ----------  ------------  ------------
BALANCE, JUNE 30, 2003 . . . . . . . . . . .  26,076,702  $26,076  $3,762,915  $(4,231,420)  $  (442,429)
                                              ==========  =======  ==========  ============  ============

       The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003






                                                                                2003         2002
                                                                             ----------  ------------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(677,093)  $(1,465,637)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,983         4,739
      Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         2,074
      Provision for sales discounts, returns and allowances . . . . . . . .      9,540             -
      Reserve for obsolete and slow moving inventory. . . . . . . . . . . .     97,730        26,816
      Interest accrued on note payable. . . . . . . . . . . . . . . . . . .      8,135         1,722
      Interest accrued on note payable - related party. . . . . . . . . . .      4,546         3,360
      Interest accrued on note receivable - related party . . . . . . . . .          -          (336)
      Officer's salary offset against note receivable - related party . . .          -         1,262
      Shares issued for services - related party. . . . . . . . . . . . . .    355,399       954,376
      Shares issued for shares voluntarily exchanged for restricted shares.     12,249             -
      Decrease (increase) in assets:
         Trade accounts receivable. . . . . . . . . . . . . . . . . . . . .    (56,270)      132,448
         Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .     93,999         6,496
         Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .      1,008             -
         Payroll advances . . . . . . . . . . . . . . . . . . . . . . . . .          -        (2,000)
      Increase (decrease) in liabilities:
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .     56,160       (42,749)
         Disputed claim . . . . . . . . . . . . . . . . . . . . . . . . . .     25,000             -
         Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .    (22,125)       24,151
                                                                             ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (87,739)     (353,278)
                                                                             ----------  ------------
Cash flows from investing activities:

   Purchases of property and equipment  . . . . . . . . . . . . . . . . . .          -          (700)
                                                                             ----------  ------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .          -          (700)
                                                                             ----------  ------------


     The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003


                                                                                   2003        2002
                                                                                ----------  ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . .          -   $ 325,225
   Proceeds from issuance of note payable - third party  . . . . . . . . . . .  $  39,931      70,000
   Payments on a note payable - third party  . . . . . . . . . . . . . . . . .    (45,000)    (40,000)
   Proceeds from issuance of a note payable from  related parties. . . . . . .    118,703      15,000
   Payment on a note payable from a related party  . . . . . . . . . . . . . .    (13,900)    (17,142)
                                                                                ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . .     99,734     353,083
                                                                                ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .     11,995        (895)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . . .      3,727       4,622
                                                                                ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . . . . . .  $  15,722   $   3,727
                                                                                ==========  ==========


                   Supplemental Disclosures of Cash Flow Information
                                                                                     2003        2002
                                                                                ----------  ----------
Interest paid - third parties. . . . . . . . . . . . . . . . . . . . . . . . .  $   6,176   $     596
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     800   $     800


            Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
   General and administrative expenses . . . . . . . . . . . . . . . . . . . .  $ 298,850   $ 909,376
   Selling expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  56,550   $  45,015
   Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (3,940)  $  (2,448)
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .  $(351,460)  $(951,943)

Issuance of shares for shares voluntarily exchanged for restricted 144 shares:
   General and administrative expenses . . . . . . . . . . . . . . . . . . . .  $  12,249           -
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (612)          -
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .  $ (11,637)          -

        The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003

1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (the "Company") was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997.

During the past year, the Company has plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company expects the sales of these new products to begin shortly with the expectation of rapidly growing sales revenues.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------
Revenue  Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Cash

The Company has no requirement for compensating balances. The Company did not have cash balances that exceeded the federally insured limits at June 30, 2003.

Trade  Accounts  Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. The trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. The allowance for doubtful accounts is maintained based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a credit to the allowance for doubtful accounts. Any late payment fees related to trade accounts receivable are recognized when charged if collectibility is reasonable assured. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

Trade  Accounts  Receivable,  Continued

As of June 30, 2003, the Company did not require an allowance for doubtful accounts as shortly after the fiscal year-end, all open accounts receivable were collected or disposed of.

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

                                                      Estimated
                                                       Useful
                                                        Life
                                                        ----
   Computer  equipment                                3  years
   Furniture  and  fixtures                           3  years

Impairment of Long-Lived Assets, Goodwill and Identifiable Intangible Assets

The Company annually evaluates its long-lived assets, goodwill, and identifiable intangible assets, such as its patents and trademarks for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management performed its evaluation testing and has determined that there was no such long-lived asset impairment present at June 30, 2003 and 2002.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



 2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
        ----------------------------------------------------------

Intangible  Assets

Intangible assets includes two patents and a trademark, which were recorded at cost and amortized on a straight line basis over the five-year estimated useful lives of the assets through the year ended June 30, 2002. The original cost of the intangible assets is $11,692. Accumulated amortization through the year ended June 30, 2002 was $6,400. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets effective for the year ended June 30, 2003. In accordance with SFAS No. 142, the company ceased amortizing its intangible assets during the year ended June 30, 2003.

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

Stock-Based  Compensation

At June 30, 2003, the Company had an informal stock option plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock and for options issued to non-employees. The following table illustrates the effect on net loss and

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



 2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
        ----------------------------------------------------------

Stock-Based  Compensation,  Continued

loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation for each of the two years in the period ending June 30, 2003.




                                                    For the Years Ended June 30,
                                                   -----------------------------
                                                        2003             2002
                                                      ------------     ---------
Net loss:
   As reported.. . . . . . . . . .               $       (677,093)  $(1,465,637)
      Less: total stock-based employee
      compensation expense determined
      under fair-value-based method,
      net of related tax effect. .                        (25,000)     (161,358)
                                                       -----------  ------------
Pro forma net loss . . . . . . . .               $       (702,093)  $(1,626,995)
Loss per share, basic and diluted:
   As reported . . . . . . . . . .               $          (0.03)  $     (0.06)
   Pro forma . . . . . . . . . . .               $          (0.03)  $     (0.07)



Shipping  Costs

Freight-out costs are included in selling expenses and were $9,806 and $124,677 for each of the two years ended June 30, 2003 and 2002, respectively. Freight-in costs are included in inventory and are included in the cost of goods sold. There were no freight-in costs for either of the two years ended June 30, 2003 and 2002, respectively.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

Advertising  Costs

Advertising costs are expensed when they are incurred. No advertising expense was incurred for the years ended June 30, 2003 and 2002, respectively.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

Product  Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients, taste and market testing.

The costs of these activities are expensed as incurred and for the years ended June 30, 2003 and 2002 were $10,504 and $16,401, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' deficit.

Recent  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which was effective for fiscal years beginning after December 15, 2001 with respect to all goodwill and non-purchased intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that all goodwill and non-purchased intangibles with indefinite lives shall not be amortized. Goodwill must be evaluated for impairment on an annual basis with an initial impairment assessment to be performed upon adoption of the Statement. The Company has evaluated the provisions of SFAS No. 142 and did not have to record any impairment of goodwill upon its adoption, which was effective July 1, 2002. At June 30, 2003, the Company had unamortized intangible assets of $5,292 and has recorded $6,400 of accumulated amortization through June 30, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 retains the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, to recognize an impairment loss if the impairment loss of the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and to measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 modifies SFAS No. 121 in that it eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and early adoption is encouraged. The Company adopted SFAS No. 144 effective July 1, 2002 and the impact was not material.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------
In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company as of its fiscal third quarter ended March 31, 2003, has been making the required interim disclosures and has made the annual disclosure provision in this report (Note 2 - Stock-Based Compensation).

3.     TRADE  ACCOUNTS  RECEIVABLE
       ---------------------------

The Company provides allowances for doubtful accounts, returns and allowances. No allowance for doubtful accounts, or allowance for sales returns and allowances were provided at June 30, 2003 and 2002.

4.     INVENTORIES
       -----------

Inventories  consisted  of  the  following:



                                                         2003       2002
                                                      ----------  ---------
Packaging materials. . . . . . . . . . . . . . . . .  $ 124,546   $218,545
Finished goods . . . . . . . . . . . . . . . . . . .          -          -
                                                      ----------  ---------
                                                        124,546    218,545
Less: Reserve for obsolete and slow moving inventory   (124,546)   (26,816)
                                                      ----------  ---------
TOTAL INVENTORIES, NET . . . . . . . . . . . . . . .          -   $191,729
                                                      ==========  =========



The reserve for obsolete and slow moving inventory is based on estimates of the usage of the various types of packaging materials based on management's projected sales plans. Past Company's sales plans did not materialize and sales have been lower than anticipated; therefore, the reserve for slow moving inventory increased significantly as the Company currently plans not to market its snack food product at this time.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



5.     PROPERTY  AND  EQUIPMENT
       ------------------------

Property  and  equipment  consisted  of  the  following:


                                 2003     2002
                                -------  -------
Computer equipment . . . . . .  $35,090  $35,090
Furniture and fixtures . . . .    2,424    2,424
                                -------  -------
                                 37,514   37,514
Less: accumulated depreciation   36,842   32,859
                                -------  -------
TOTAL PROPERTY AND EQUIPMENT .  $   672  $ 4,655
                                =======  =======

Depreciation expense for the years ended June 30, 2003 and 2002 was $3,983 and $4,739, respectively.

6.     NOTES  PAYABLE  -  THIRD  PARTY  (CURRENT)
       ------------------------------------------

Notes payable - third party (current) at June 30, 2003 and 2002 consist of the following:




                                                        2003     2002
                                                       -------  -------
Note payable to Volkl Investments, LLC
with an interest rate of 10% per annum,
 uncollateralized
, with principal and interest due on demand.. . . . .  $16,780  $15,301
Note payable to Volkl Investments, LLC with
an interest rate of 10% per annum, uncollateralized,
 with principal and interest due on demand. . . . . .   18,008   16,421
                                                       -------  -------
NOTES PAYABLE - THIRD PARTY (CURRENT) . . . . . . . .  $34,788  $31,722
                                                       =======  =======


Following are the maturities of notes payable - related party and third party for the year ended June 30:



2004. . . . . . . .  $155,502
2005. . . . . . . .         -
2006. . . . . . . .         -
2007. . . . . . . .         -
2008 and thereafter         -

Interest expense from a third party for the years ended June 30, 2003 and 2002 was $9,456 and $2,318, respectively.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



7.     DEFERRED  INCOME  TAXES
       -----------------------

The  components  of  the  provision  for  income  taxes  are  as  follows:


          For  the  Years  Ended  June  30,
          ---------------------------------

                       2003   2002
                       -----  -----
Current tax expense:
   Federal. . . . . .      -      -
   State  . . . . . .  $ 800  $ 800
                       -----  -----
                         800    800
                       -----  -----
Deferred tax expense:
   Federal. . . . . .      -      -
   State. . . . . . .      -      -
                       -----  -----
                           -      -
                       -----  -----
TOTAL PROVISION . . .  $ 800  $ 800
                       =====  =====

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2003 and 2002 are as follows:


                             For  the  Years  Ended  June  30,
                             ---------------------------------

                                     2003          2002
                                 ------------  ------------
Deferred income tax assets:
Net operating loss carryforward  $ 1,747,201   $ 1,495,127
Allowance and reserves. . . . .       53,356        11,488
Depreciation. . . . . . . . . .        1,551         1,551
Accrued expenses. . . . . . . .            -         5,783
Other . . . . . . . . . . . . .          272           272
                                 ------------  ------------
Total deferred income tax asset    1,802,380     1,514,221
Valuation allowance . . . . . .   (1,802,380)   (1,514,221)
                                 ------------  ------------
NET DEFERRED INCOME TAX ASSET .            -             -
                                 ============  ============



The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $288,159 during the year ended June 30, 2003.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



7.     DEFERRED  INCOME  TAXES,  CONTINUED
       -----------------------------------
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:


                          For  the  Years  Ended  June  30,
                          ---------------------------------

                                     2003     2002
                                    -------  -------
Tax expense at U.S. statutory rate  (34.0)%  (34.0)%
State tax provision. . . . . . . .     0.1      0.1%
Other. . . . . . . . . . . . . . .     0.2      0.1%
Change in valuation allowance. . .    33.8     33.9%
                                    -------  -------
EFFECTIVE INCOME TAX RATE. . . . .     0.1%     0.1%
                                    =======  =======

The Company also has federal and state net operating loss carryforwards of $4,080,401 and $4,070,868, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2005, respectively.

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

Notes  Payable  -  Related  Party

Note  payable  to a related party, who is a consultant
and major shareholder, is uncollateralized  with  an
interest rate of 16.5 % per annum. The note is due on
demand.                                                         $     15,998

Two  notes  payable  to  related  parties  who are
officers, directors and major shareholder;  the  notes
are  uncollateralized with an interest rate of 10% per
annum.  The  notes  are  due  on  December  31,  2003.                59,246

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



8.     RELATED  PARTY  TRANSACTIONS,  CONTINUED
       ----------------------------------------

Notes  Payable  -  Related  Party,  Continued

Note payable to Dorset Investment Corporation,
which is controlled by an officer and director who is
a major shareholder of the Company, with an
interest rate of 10% per annum, uncollateralized,
with principal and interest due on December 31,
2003.                                                           $     45,470
                                                                ------------

NOTES  PAYABLE  -  RELATED  PARTIES  (CURRENT)                  $     120,714
                                                                =============

Interest expense from related parties for the years ended June 30, 2003 and 2002 was $5,364 and $3,260, respectively.

9.     COMMITMENTS
       -----------

The Company rents its corporate office on a month to month basis. Rental expense was $15,984 and $33,046 for the years ended June 30, 2003 and 2002, respectively.

10.     CONTINGENCIES  AND  CONCENTRATIONS
        ----------------------------------

Financial  Results,  Liquidity  and  Management's  Plan  (Unaudited)

The Company has incurred net losses since inception and for the years ended June 30, 2003 and 2002 the net losses were $677,093 and $1,465,637, respectively. Despite its negative cash flows from operations of $(87,739) and $(353,278) for fiscal years 2003 and 2002, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the year ended June 30, 2003, the Company financed its operations through loans from officers and others. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions will provide sufficient liquidity for its fiscal 2004 operations. The Company may offer shares of its common stock during 2004 to raise additional capital.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



10.     CONTINGENCIES  AND  CONCENTRATIONS,  CONTINUED
        ----------------------------------------------

Financial  Results,  Liquidity  and  Management's  Plan,  Continued

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities, borrowing, and the presence of back to back letters of credit, or that the sale of the new products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company is, from time to time, involved in various lawsuits arising in the ordinary course of its business that will not, in the opinion of management, have a material effect on the Company's results from operations.
The Company is a defendant in a lawsuit in California. The Company has recorded a $25,000 accrued liability as an estimate of the probable liability that may arise from the resolution of this matter. The upper estimate of the loss exposure on this matter is $40,000.

Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company has sold products to private companies supplying the food services industry. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. Two customers accounted for more than 10% each of revenues and totaled 88% of revenues for the year ended June 30, 2003. Four customers accounted for 56% of revenues for the year ended June 30, 2002. Two customers each with more than 10% of the accounts receivable accounted for 100% of the accounts receivable balances at June 30, 2003. There were no accounts receivable outstanding as of June 30, 2002.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



11.     STOCK-BASED  COMPENSATION
        -------------------------

From time to time the Company has granted options to its officers and consultants to promote the success of the Company by providing the options' holders the opportunity to acquire an equity interest in the Company. The Company does not have a formal plan for granting options. The Company accounts for options granted to employees under the provisions of APB No. 25 and SFAS No. 123 for nonemployees.

The following table summarizes information about stock options granted and outstanding at June 30, 2003 and 2002, and changes during the years then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.



                                       Weighted
                                       Average
                                       Exercise
                               Shares    Price
                              ---------  ------
Balance, June 30, 2001 . . .  5,550,000  $ 0.40
   Granted . . . . . . . . .          -       -
   Exercised . . . . . . . .          -       -
   Canceled. . . . . . . . .          -       -
                              ---------  ------
Balance, June 30, 2002 . . .  5,550,000    0.40
   Granted . . . . . . . . .          -       -
   Exercised . . . . . . . .          -       -
   Canceled. . . . . . . . .          -       -
                              ---------  ------
BALANCE, JUNE 30, 2003 . . .  5,550,000  $ 0.40
                              =========  ======
EXERCISABLE AT JUNE 30, 2002  5,250,000  $ 0.39
                              =========  ======
EXERCISABLE AT JUNE 30, 2003  5,400,000  $ 0.40
                              =========  ======

The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



11.     STOCK-BASED  COMPENSATION,  CONTINUED
        -------------------------------------

There  were  no  options  granted  in  the  years  ended June 30, 2003 and 2002.

The Black-Scholes options valuation model was developed for estimating the fair-


value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.
Summary  information  about  the Company's options outstanding at June 30, 2003:


                           Stock                          Stock
                   Options  Outstanding             Options  Exercisable
 -------------------------------------------------  --------------------
                              Weighted
 Average                      Average
 Options                     Remaining    Average
 Exercise   Number          Contractual   Exercise              Exercise
 Price    Outstanding          Life       Price     Number      Price
 ------  ------------        ----------  ----------  -------    -----
0.25. . .  3,750,000         4.5  $       0.25      3,750,000  $  0.25
0.75. . .  1,800,000         7.2  $       0.75      1,650,000  $  0.75
           ---------                               ----------
           5,550,000        5.36  $       0.41      5,400,000  $  0.40
          ==========                               ==========

12.     DISCLOSURES  ABOUT  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
        ------------------------------------------------------------
The estimated fair value amounts of all financial instruments on the Company's June 30, 2003 and 2002 balance sheets have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

Cash  and  Equivalents  and  Others

The carrying amounts of cash, accounts receivable, the other asset, trade accounts payable and certain other current liability amounts approximate fair value due to the short term maturities of these instruments.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



12.     DISCLOSURES  ABOUT  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS,  CONTINUED
        ------------------------------------------------------------------------

Long  Term  Debt

The fair value of long term debt is estimated by determining the net present value of the debt instruments' future payment stream. The carrying amounts on the balance sheets of the notes payable approximates fair value as the effective interest rates approximated the market rate at the time it was made or rewritten.

13.     LOSS  PER  SHARE
        ----------------

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
The  computations  of  basic  and  diluted loss per common share are as follows:


                                        For  the  Years  Ended  June  30,
                                        ---------------------------------
                                                 2003          2002
                                             ------------  ------------

Numerator:
   Loss per common share, basic and diluted:
      Net loss available to common
       Shareholders                          $  (677,093)  $(1,465,637)
                                             ------------  ------------
Denominator:

   Weighted average shares - basic and
    diluted                                   26,706,072    23,272,420
                                             ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $     (0.03)  $     (0.06)
                                             ============  ============



The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.
Common  shares  reserved  for  future  issuance  are  as  follows:


                                For  the  Years  Ended  June  30,
                                ---------------------------------

                                          2003       2002
                                        ---------  ---------
Shares of common stock issuable under:
   Employee stock options  . . . . . .  5,050,000  5,050,000
   Nonemployee stock options . . . . .    500,000    500,000
                                        ---------  ---------
TOTAL SHARES OF COMMON STOCK ISSUABLE.  5,550,000  5,550,000
                                        =========  =========

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



14.     STOCK  TRANSACTIONS
        -------------------

Private  Placement  Offerings

During the year ended June 30, 2002, the Company, in a private placement offering, sold 50,000 shares of its common stock at $1.50 per share with the net proceeds totaling $75,000.

Shares  Issued  for  Services

During the year ended June 30, 2003, the Board of Directors of the Company authorized the issuance 2,670,434 shares of common stock to officers and one employee of the Company for salaries. Of the shares issued, 1,721,738 were issued to two officers and 948, 696 were issued to the employee, all of whom are related parties. Of the shares issued, 1,939,999 were issued at $0.075 per share and 730,435 at $0.115 per share. This resulted in officer salaries for the year of $150,000, office salaries for the year of $66,000 and accrued payroll from the prior year of $13,500 being settled.

During the year ended June 30, 2003, the Company issued 580,000 shares of common stock to five different groups for investor relations services. The shares were recorded at $0.02 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $400 of commissions and $11,200 of shareholder relations.

During the year ended June 30, 2003, the Company issued 385,000 shares of common stock to two different groups for product development and consulting and professional fees. The shares were recorded at $0.15 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $3,750 of product development and $54,000 of consulting and professional fees.

During the year ended June 30, 2003, the Company issued 305,000 shares of common stock to two different groups for broker retainer fees. Of the shares issued, 40,000 were recorded at $0.235 per share, 165,000 were recorded at $0.19 per share, 60,000 were recorded at $0.25 per share and 40,000 were recorded at $0.02 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $56,550 of broker retainer fees.

During the year ended June 30, 2003, the Company issued 612,465 shares of common stock to shareholders who voluntarily allowed their already owned shares to be restricted for one year. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $12,249 of shareholder relations expense.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2003 AND 2002 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2003



15.     INTERIM  FINANCIAL  DATA  (UNAUDITED)
        -------------------------------------
The  follow  are the results of the Company's operations by each fiscal quarter:



                                First Quarter       Second  Quarter     Third  Quarter    Fourth Quarter
                              September 30, 2002    December 31, 2002    March 31, 2003    June 30, 2003
                             --------------------  -------------------  ----------------  ---------------
Net loss . . . . . . . . . . $           (34,949)  $          (81,803)  $      (219,594)  $     (197,620)
  Audit adjustments based
   on the quarter they relate
   to                                        518                  518               518         (144,681)
                             --------------------  -------------------  ----------------  ---------------
NET INCOME AFTER AUDIT
 ADJUSTMENTS                 $           (34,431)  $          (81,285)  $      (219,076)  $     (342,301)
                             ====================  ===================  ================  ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures.


                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.



Name                      Age                    Position (1)                     Since

Richard Damion . . . . .   59                                                      1996
                               Chairman, CEO, Secretary, Treasurer and Director

Joseph R. Rodriguez, Jr.   54  President and Director                              1996

Robert George. . . . . .   68  Director                                            2001


------------------------  ---  -------------------------------------------------  -----

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

Robert George has been a director of the Company since August 2001. He was owner and operator of RGA, Inc., at one time the largest Health Food Brokerage company in America which he sold after 18 years. In 1999 he came out of retirement to become the Vice President of Sales and part owner of Dr Soy Nutrition, an Energy bar company that has Distribution in over 12,000 outlets in the U.S. including Wal-Mart, Sams Clubs and all U.S.Military Commissaries to name a few.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:




Name and principal                                              Known failures to
position                         Number of    Transactions not   file a required
                                late reports  timely reported         form

Richard Damion, Chairman . . .             0                 1                  1
------------------------------  ------------  ----------------  -----------------
Joseph R. Rodriguez, Jr., Dir.             0                 1                  1
------------------------------  ------------  ----------------  -----------------
Robert George. . . . . . . . .             0                 0                  1
------------------------------  ------------  ----------------  -----------------




ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our officers and directors.

                            ANNUAL COMPENSATION TABLE

                           Annual  Compensation                  Long  Term  Compensation
                           --------------------                  ------------------------
                                                  Other
                                                  Annual Restricted                      All  Other
                        Fiscal                    Compen-  Stock     Options/   LTIP        Compen-
Name          Title      Year     Salary   Bonus  sation   Awarded   SARs (#)  payouts ($)  sation
----------  ---------  ---------  -------  -----  ------  ---------  --------  -----------  ------

                       2000-2001  $60,000      0       0          0   500,000
Richard. .  CEO,       2001-2002  $61,262      0       0    375,000         0            0       0
 Damion. .  Director   2002-2003  $     0      0       0  1,014,492         0            0       0

Joseph R               2000-2001                                  0   500,000
Rodriguez,             2001-2002  $71,500      0       0    375,000         0            0       0
 Jr. . . .  President  2002-2003  $37,000      0       0    707,246         0            0       0
            Director              $     0      0       0



ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June 30, 2003 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.





Name and Address                         Common    Percent of
                                         Shares     Class (1)


Richard Damion (2)
180 Newport Center Drive, Suite 180
Newport Beach, CA  92660
                                        4,442,891       14.07%
                                       ----------  -----------
Joseph r. Rodriguez, Jr. (3)
180 Newport Center Drive, Suite 180
Newport Beach, CA  92660
                                        5,844,474       18.51%
                                       ----------  -----------
Robert George
180 Newport Center Drive, Suite 180
Newport Beach, CA  92660
                                           50,000        0.16%
                                       ----------  -----------
All executive officers and directors
as a group (three) (4). . . . . . . .  10,337,365       31.54%
-------------------------------------  ----------  -----------



(1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 4,442,399 common shares held by Mr. Damion, 3,242,891 shares are owned outright. The remaining 1,200,000 shares are shares which can be acquired by Mr. Damion through the exercise of options. The option price on 1,200,000 of the shares is $.25 per share.

(3) Of the 5,844,474 common shares held by Mr. Rodriguez, 4,644,474 shares are owned outright. The remaining 1,200,000 shares are shares which can be acquired by Mr. Rodriguez through the exercise of options. The option price on 1,200,000 of the shares is $.25 per share.

(4) The 10,337,365 common shares represented are the aggregate of shares held by Messrs. George, Damion and Rodriguez. See footnotes (2) and (3) above for the explanation of the beneficial ownership of the shares held by Messrs. Damion and Rodriguez.

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


                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

None

(b)  Exhibits
     3.1.     Articles  of  Incorporation  (1)
     3.2.     By-laws  (1)
    99.1      Certification  of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350,  as  adopted pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002
    99.2      Certification  of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350,  as  adopted pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002

(1)     Previously  filed  as  an  exhibit  to  the  Form SB-2 on July 18, 2000.


ITEM  14.  CONTROLS  AND  PROCEDURES.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Richard Damion, and our Chief Financial Officer, Joseph R. Rodriguez, Jr. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.


By:  /s/ Richard Damion
     --------------------------------------------
     Richard  Damion,  Chief  Executive  Officer
     Date:     October  14,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Richard Damion
     ---------------------------------------------
     Richard  Damion,  Director  and
     Principal  Executive  Officer
     Date:     October  14,  2003


By:  /s/ Joseph R. Rodriguez, Jr.
     ----------------------------------------------
     Joseph  R.  Rodriguez,  Jr.  Director  and
     Principal  Financial  Officer
     Principal  Accounting  Officer
     Date:     October  14,  2003

             CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard Damion, the chief executive officer of International Food Products Group, Inc., certify that:


1. I have reviewed this annual report on Form 10-KSB of International Food Products Group, Inc. (the Registrant);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  October  14,  2003

/s/ Richard Damion
-------------------------------------
Richard  Damion
Chief  Executive  Officer

             CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Joseph R. Rodriguez, Jr., the chief financial officer of International Food Products Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of International Food Products Group, Inc. (the Registrant);
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  October  14,  2003

/s/ Joseph R. Rodriguez, Jr.
---------------------------------------
Joseph  R.  Rodriguez,  Jr.
Chief  Financial  Officer
                                        19