Form 10QSB
period 2003-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2003-11-21
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

(  )  Transition  Report  Pursuant  to  Section  13  or  15(d) of the Securities
        Exchange  Act  of  1934 For  the  transition  period  from  ______  to

                        Commission File Number: 000-33251

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)


     NEVADA                                                    33-0903004
     ------                                                     ----------
(State  or  other  jurisdiction  of                          (IRS  Employer
incorporation or organization)                          Identification  No.)


      180 NEWPORT CENTER DRIVE, SUITE 180, NEWPORT BEACH, CALIFORNIA 92660
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949)720-84700
                                 --------------
                 Issuer's telephone number, including area code

    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [X]  No  [  ]

The number of shares outstanding of Registrant's common stock as of September
 30, 2003  was:  30,373,760.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                              FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002





Financial Statements of International Food Products Group, Inc.:
Balance Sheet, September 30, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
Statements of Operations For the Three-Month Periods Ended September 30, 2003 and 2002  F-2
Statements of Cash Flows For the Three-Month Periods Ended September 30, 2003 and 2002  F-3

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                                 BALANCE SHEET
                           AS OF SEPTEMBER 30, 2003





                                     Assets


Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . .  $        85
Inventories, net. . . . . . . . . . . . . . . . .            -
Prepaid expenses. . . . . . . . . . . . . . . . .        1,135
                                                   ------------
Total current assets. . . . . . . . . . . . . . .        1,220
Property and equipment, net . . . . . . . . . . .          517
Intangible assets, net. . . . . . . . . . . . . .        5,292
Other asset . . . . . . . . . . . . . . . . . . .        1,000
                                                   ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $     8,029
                                                   ============
Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable. . . . . . . . . . . . . .  $   258,548
Disputed claim. . . . . . . . . . . . . . . . . .       25,000
Accrued expenses. . . . . . . . . . . . . . . . .       25,766
Notes payable - third parties . . . . . . . . . .       68,666
Notes payable - related parties . . . . . . . . .      132,152
                                                   ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . .      510,132
                                                   ------------
Commitments and contingencies
Shareholders' deficit:
Common  stock: $.001 par value; 50,000,000 shares
 authorized; 30,373,760 shares issued and
 outstanding at September 30, 2003. . . . . . . .       30,374
Additional paid-in capital. . . . . . . . . . . .    4,488,310
Accumulated deficit . . . . . . . . . . . . . . .   (5,020,787)
                                                   ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . .     (502,103)
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . .  $     8,029
                                                   ============

                                      F-1

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002





                                                   For  the             For  the
                                                  Three-Month          Three-Month
                                                 Period  Ended        Period  Ended
                                              September 30, 2003    September 30, 2002
                                             --------------------  --------------------
Gross sales . . . . . . . . . . . . . . . .                    -   $            24,680
Less: returns, discounts and allowances . .                    -                (1,820)
                                             --------------------  --------------------
Net sales . . . . . . . . . . . . . . . . .                    -                22,860
Cost of good sold . . . . . . . . . . . . .                    -                15,494
                                             --------------------  --------------------
Gross profit. . . . . . . . . . . . . . . .                    -                 7,366
Selling expenses. . . . . . . . . . . . . .  $             2,044                 5,770
General and administrative expenses . . . .               52,449                34,158
Shares issued for consulting services . . .              729,050                     -
                                             --------------------  --------------------
LOSS FROM OPERATIONS. . . . . . . . . . . .             (783,543)              (32,562)
                                             --------------------  --------------------
Other income (expense):
Interest expense. . . . . . . . . . . . . .               (1,886)               (1,587)
Interest expense - related party. . . . . .               (3,290)                    -
Interest income . . . . . . . . . . . . . .                  161                     -
                                             --------------------  --------------------
Total other expense . . . . . . . . . . . .               (5,015)               (1,587)
                                             --------------------  --------------------
LOSS BEFORE PROVISION FOR INCOME TAXES. . .             (788,558)              (34,149)
Provision for income taxes. . . . . . . . .                 (800)                 (800)
                                             --------------------  --------------------
NET LOSS. . . . . . . . . . . . . . . . . .  $          (789,358)  $           (34,949)

                                             ====================  ====================
NET LOSS PER SHARE, BASIC AND DILUTED . . .  $            (0.029)  $            (0.002)
                                             ====================  ====================
SHARES USED IN PER-SHARE CALCULATION, BASIC
AND DILUTED . . . . . . . . . . . . . . . .           27,426,434            21,523,803
                                             ====================  ====================

     The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002




                                                       For  the              For  the
                                                      Three-Month           Three-Month
                                                     Period  Ended         Period  Ended
                                                   September 30, 2003    September 30, 2002
                                                  --------------------  --------------------

Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . .  $          (789,358)  $           (34,949)
Adjustments to reconcile net loss to net cash
 used by operating activities:
Depreciation . . . . . . . . . . . . . . . . . .                  155                 1,137
Amortization . . . . . . . . . . . . . . . . . .                    -                   519
Interest accrued on notes payable. . . . . . . .                3,434                   806
Interest accrued on note payable - related party                1,751                   574
Shares issued for services . . . . . . . . . . .              729,050                     -
Shares issued for shares voluntarily exchanged
 for restricted shares . . . . . . . . . . . . .                  799                     -
Decrease (increase) in assets:
Trade accounts receivable. . . . . . . . . . . .               46,730               (15,901)
Inventories. . . . . . . . . . . . . . . . . . .                    -                 5,291
Increase (decrease) in liabilities:
Accounts payable . . . . . . . . . . . . . . . .              (73,365)               18,344
Accrued expenses . . . . . . . . . . . . . . . .               25,200                16,647
                                                  --------------------  --------------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . .              (55,604)               (7,532)
                                                  --------------------  --------------------
Cash flows from financing activities:
Proceeds from issuance of note payable - related
 party . . . . . . . . . . . . . . . . . . . . .               21,350                     -
Proceeds from issuance of a note payable - third
 party . . . . . . . . . . . . . . . . . . . . .               32,000                 5,491
Payment on a note payable from a related party .              (13,383)                    -
                                                  --------------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .               39,967                 5,491
                                                  --------------------  --------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . .              (15,637)               (2,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .               15,722                 3,727
                                                  --------------------  --------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 2003.  $                85   $             1,686
                                                  ====================  ====================

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


    The accompanying notes are an integral part of the financial statements.



              Supplemental  Disclosures  of  Cash  Flow  Information


                                                           For  the            For  the
                                                         Three-Month          Three-Month
                                                        Period  Ended        Period  Ended
                                                      September 30, 2003   September 30, 2002
                                                     --------------------  -------------------
Interest paid - third parties . . . . . . . . . . .                    -   $               206
Income taxes paid . . . . . . . . . . . . . . . . .  $               800                     -

          Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses . . . . . . . .  $           729,050                     -
Selling expenses. . . . . . . . . . . . . . . . . .                    -                     -
Common stock. . . . . . . . . . . . . . . . . . . .  $            (4,265)                    -
Additional paid-in capital. . . . . . . . . . . . .  $          (724,785)                    -

Issuance of shares for shares voluntarily exchanged
 for restricted 144 shares:
General and administrative expenses . . . . . . . .  $               799                     -
Common stock. . . . . . . . . . . . . . . . . . . .  $               (33)                    -
Additional paid-in capital. . . . . . . . . . . . .  $              (766)                    -


The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002




1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------

International Food Products Group, Inc. (the "Company") was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997.

During the three-month period ended September 30, 2003, the Company has continued its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company expects the sales of these new products to begin shortly with the expectation of rapidly growing sales revenues.

2.     BASIS  OF  PRESENTATION
       -----------------------

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2003, the results of its operations for the three month periods ended September 30, 2003 and 2002 and cash flows for the three-month periods ended September 30, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2003 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002




3.     INVENTORIES
       -----------
Inventories  consisted  of  the  following  at  September  30,  2003:

Packaging materials. . . . . . . . . . . . . . . . .  $ 124,546
                                                      ----------

                                                        124,546
Less: reserve for obsolete and slow moving inventory   (124,546)
                                                      ----------
TOTAL INVENTORIES, NET . . . . . . . . . . . . . . .          -
                                                      ==========

The reserve for obsolete and slow moving inventory is based on estimates of the usage of the various types of packaging materials based on management's projected sales plans. Past Company's sales plans did not materialize and sales have ceased over the past year; therefore, the reserve for slow moving inventory increased significantly as the Company currently plans not to market its snack food product at this time.

4.     PROPERTY  AND  EQUIPMENT
       ------------------------
Property  and  equipment  consisted  of  the  following  at  September 30, 2003:

Computer equipment . . . . . .  $35,090
Furniture and fixtures . . . .    2,424
                                -------
                                 37,514
Less: accumulated depreciation   36,997
                                -------
TOTAL PROPERTY AND EQUIPMENT .  $   517
                                =======

Depreciation expense for the three-month period ended September 30, 2003 was $155.

5.     NOTES  PAYABLE  -  THIRD  PARTY  (CURRENT)
       ------------------------------------------

Notes payable - third party (current) at September 30, 2003 consist of the following:
Note payable to Bruce Molnar with an interest rate of 20%
 per annum, uncollateralized, with principal and interest due on December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $33,122
Note payable to Volkl Investments, LLC with an interest rate of 10% per annum, uncollateralized, with principal and
 interest due on demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   35,544
                                                                                        -------
NOTES PAYABLE - THIRD PARTY (CURRENT). . . . . . . . . . . . . . . . . . . . . . . . .  $68,666
                                                                                        =======

                                        F-6

------
                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                     ---------------------------------------
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                          AS OF SEPTEMBER 30, 2003 AND
                          ----------------------------
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
      ---------------------------------------------------------------------




5.     NOTES  PAYABLE  -  THIRD  PARTY  (CURRENT),  CONTINUED
-------------------------------------------------------------
Following are the maturities of notes payable - related party and third party for the three-month period ended September 30:

2004. . . . . . . .  $200,818
2005. . . . . . . .         -
2006. . . . . . . .         -
2007. . . . . . . .         -
2008 and thereafter         -

Interest expense from a third party for the three-month periods ended September 30, 2003 and 2002 was $1,886 and $1,587, respectively.

6.     RECONCILIATION  OF  EFFECTIVE  TAX  RATE
       ----------------------------------------
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:


                        For  the  Three  Month  Periods  Ended
                        --------------------------------------
                                     September  30,
                                     --------------
                                     2003     2002
                                    -------  -------

Tax expense at U.S. statutory rate  (34.0)%  (34.0)%
State tax provision. . . . . . . .     0.1      0.1%
Other. . . . . . . . . . . . . . .     0.2      0.1%
Change in valuation allowance. . .    33.8     33.9%
                                    -------  -------
EFFECTIVE INCOME TAX RATE. . . . .     0.1%     0.1%
                                    =======  =======




                        For  the  Three  Month  Periods  Ended
                                       March  31,
                                       ----------
                                       2003    2002
                                    -------  -------
Tax expense at U.S. statutory rate  (0.34)%  (0.34)%
Change in valuation allowance. . .     0.34    0.34%
                                    -------  -------
EFFECTIVE INCOME TAX RATE. . . . .        -       -
                                    =======  =======

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002




7.     RELATED  PARTY  TRANSACTIONS
       ----------------------------
     Notes  Payable  -  Related  Party



Note payable to a related party, who is a consultant
 and major shareholder, is uncollateralized with an
 interest rate of 16.5 % per annum. The note is due
 on demand. . . . . . . . . . . . . . . . . . . . . .  $ 16,553

Note payable to related party who is an officer,
 director and major shareholder; the note is
 uncollateralized with an interest rate of 10% per
 annum. The note is due on December 31, 2003. . . . .    47,224

Note payable to Dorset Investment Corporation,
 which is controlled by an officer and director who
 is a major shareholder of the Company, with an
 interest rate of 10% per annum, uncollateralized,
 with principal and interest due on December 31,
 2003.                                                   68,375
                                                         ------
NOTES PAYABLE - RELATED PARTIES (CURRENT) . . . . . .  $132,152
                                                       ========



Interest expense from related parties for the three-month period ended September 30, 2003 was $3,290. There was no interest expense in the three-month period ended September 30, 2002.

8.     COMMITMENTS
       -----------
The Company rents its corporate office on a month to month basis. Rental expense
was  $   3,834    and  $5,644  for  the  three-month periods ended September 30,
2003  and  2002,  respectively.

9.     CONTINGENCIES  AND  CONCENTRATIONS
       ----------------------------------
     Financial  Results,  Liquidity  and  Management's  Plan  (Unaudited)
The Company has incurred net losses of $789,358 and $34,949, respectively for the three-month periods ended September 30, 2003 and 2002. Despite its negative cash flows from operations of $55,604 and $7,532 for the three-month periods ended September 30, 2003 and 2002, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the three-month period ended September 30, 2003, the Company financed its operations through loans from officers and others. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions from new products will provide sufficient liquidity for its fiscal 2004 operations. The Company may offer shares of its common stock during 2004 to raise additional capital.

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002




10.     STOCK-BASED  COMPENSATION
        -------------------------
From time to time the Company has granted options to its officers and consultants to promote the success of the Company by providing the options' holders the opportunity to acquire an equity interest in the Company. The Company does not have a formal plan for granting options. The Company accounts for options granted to employees under the provisions of APB No. 25 and SFAS No. 123 for nonemployees.
The following table summarizes information about stock options granted and outstanding at September 30, 2003 and 2002, and changes during the three-month periods then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.


                                            Weighted
                                            Average
                                            Exercise
                                    Shares    Price
                                   ---------  ------
Balance, September 30, 2001 . . .  5,550,000  $ 0.40
Granted . . . . . . . . . . . . .          -       -
Exercised . . . . . . . . . . . .          -       -
Canceled. . . . . . . . . . . . .          -       -
                                   ---------  ------
Balance, September 30, 2002 . . .  5,550,000    0.40
Granted . . . . . . . . . . . . .          -       -
Exercised . . . . . . . . . . . .          -       -
Canceled. . . . . . . . . . . . .          -       -
                                   ---------  ------
BALANCE, SEPTEMBER 30, 2003 . . .  5,550,000  $ 0.40
                                   =========  ======
EXERCISABLE AT SEPTEMBER 30, 2002  5,250,000  $ 0.39
                                   =========  ======
EXERCISABLE AT SEPTEMBER 30, 2003  5,400,000  $ 0.40
                                   =========  ======

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002



10.     STOCK-BASED  COMPENSATION,  CONTINUED
        -------------------------------------
The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods.

There were no options granted in the three-month period ended September 30, 2003.

The Black-Scholes options valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.
Summary information about the Company's options outstanding at September 30, 2003:


                      Stock                               Stock
               Options  Outstanding              Options  Exercisable
  ---------------------------------------------   -------------------

                          Weighted
 Average                   Average
 Options                  Remaining     Average
 Exercise     Number     Contractual   Exercise               Exercise
 Price     Outstanding       Life       Price     Outstanding   Price
---------  ------------  ----------  ----------  ------------  -----
0.25. . .  3,750,000           4.2  $     0.25   3,750,000  $       0.25
0.75. . .  1,800,000           7.0  $     0.75   1,650,000  $       0.75
           ---------                            ----------
           5,550,000          5.11  $     0.41   5,400,000  $     0.40
           ==========                           ==========

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


11.     LOSS  PER  SHARE
        ----------------
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
The  computations  of  basic  and  diluted loss per common share are as follows:


                                    For  the  Three  Month  Periods  Ended
                                    --------------------------------------
                                               2003          2002
                                           ------------  ------------

Numerator:
Loss per common share, basic and diluted:
Net loss available to common
 shareholders . . . . . . . . . . . . . .  $   789,358   $   (34,949)
                                           ------------  ------------
Denominator:
Weighted average shares - basic and
 diluted. . . . . . . . . . . . . . . . .   27,426,434    21,523,803
                                           ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED.  $    (0.029)  $    (0.002)
                                           ============  ============

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2003 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002




11.     LOSS  PER  SHARE,  CONTINUED
        ----------------------------
The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two three-month periods presented.
Common  shares  reserved  for  future  issuance  are  as  follows:


                               For  the  Three  Month  Periods  Ended
                               --------------------------------------
                                          2003       2002
                                        ---------  ---------

Shares of common stock issuable under:
Employee stock options . . . . . . . .  5,050,000  5,050,000
Nonemployee stock options. . . . . . .    500,000    500,000
                                        ---------  ---------
TOTAL SHARES OF COMMON STOCK ISSUABLE.  5,550,000  5,550,000
                                        =========  =========



12.     STOCK  TRANSACTIONS
        -------------------
     Shares  Issued  for  Services

During the three-month period ended September 30, 2003, the Company issued 4,265,000 shares of common stock to 22 individuals for various type of consulting. The shares were recorded at $0.17 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $729,050 of consulting expense during the three-month period ended September 30, 2003.

During the three-month period ended September 30, 2003, the Company issued 32,058 shares of common stock to shareholders who voluntarily allowed the already owned shares to be restricted for one year. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date the shareholders agreed to the lock-up agreement. Accordingly, the Company recognized $643 of shareholder relations expense.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the quarters ended September 30, 2003, and September 30, 2002.

Plan  of  Operations
--------------------

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


Results  of  Operations for the three-month periods ended September 30, 2003 and
--------------------------------------------------------------------------------
2002.
-----

          Net Sales. Net sales for the three-month period ending September 30, 2003 compared to the three-month period ending September 30, 2002 decreased from $22,860 to $0.0. During the quarter ended September 30, 2003, the Company changed its product focus from extruded snacks to various coffee items and did not have the products ready for market introduction. Sales of the coffee items will commence during the next quarter.

          Cost of Sales. The Cost of Sales for the three-month period ending September 30, 2003 was $0.0, as compared to $15,494 or approximately 68% of net sales for the three-month period ending September 30, 2002.

          Selling Expenses. Selling expenses for the three-month period ending September 30, 2003 were $2,044, as compared to $5,770 or approximately 25% of net sales for the three-month period ending September 30, 2002. The Company continues to spend for package design and product development.

          General and Administrative expenses. General and Administrative expenses for the three-month period ending September 30, 2003 were $52,449, as compared to $34,158 or approximately 149% of net sales for the three-month period ending September 30, 2002. In preparation to launch the Golden Choice(R) line of coffee products there was an increase in General and Administrative expenses.

          Interest Income (Expense). Interest expense for the three-month period ending September 30, 2003, compared to the three-month period ending September 30, 2002 increased from $1,587 to $5,015. This increase in interest expense was the result of increased lending from related parties and third parties.

          Net Loss. For the three-month period ending September 30, 2003, the Company had a net loss of $(789,358) or $0.029 per share as compared to a net loss of $(34,949) or $0.002 per share for the three-month period ending September 30, 2002. The increase in loss was primarily due to increased consulting services in the amount of $729,050, which were paid with the issuance of shares of the Company's common stock .

LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt. As of September 30, 2003, net working capital was a negative $(508,912) compared to a negative balance of $(449,393) at June 30, 2003. The increase in negative working capital primarily reflects a decrease in receivable outstanding of $46,730.

Cash used in operations was $55,604 for the three months ended September 30, 2003 compared to $7,532 in the similar period last year. The increase in cash used in operations reflects higher operating costs and a reduction of accounts payable, which was partially offset by a decrease in accounts receivable.

Cash provided by financing activities was $39,967 for the three months ended September 30, 2003 compared to $45,491 in the similar period last year. The increase reflects net financing from related parties of $7,967 in addition to increased third party financing of $26,509.

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


ITEM  3.  CONTROLS  AND  PROCEDURES.

As of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(c) and 15d-15(c) which includes inquiries made to certain other of our employees. Based on the foregoing, the Principal Executive Officer and Principal Financial
Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to any material information relating to the Company that must be included in the Company's' periodic SEC filings. In addition, there have been no significant changes in the Company'' internal controls over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

During the period covered by this report, there were no material changes in the legal proceedings described in the prior periodic reports filed by the Company.

ITEM  2.  CHANGES  IN  SECURITIES.

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None

ITEM  5.  OTHER  INFORMATION.

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

     99.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

     99.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

     99.3 Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

     99.4 Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(b)     Reports  on  Form  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL FOOD PRODUCTS GROUP, INC.


Date:  November  19,  2003               /s/Richard  Damion
                                         ------------------
                                         Richard  Damion
                                         Chief  Executive  Officer

Date:  November  19,  2003               /s/Joseph  R.  Rodriguez,  Jr.
                                         ------------------------------
                                         Joseph  R.  Rodriguez,  Jr.
                                         Chief  Financial  Officer