Form 10QSB
period 2003-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2004-02-19
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  quarterly  period  ended  December  31,  2003

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  _________  to

                        Commission File Number: 000-33251

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)


     NEVADA                                                   33-0903004
     ------                                                   ----------
(State  or  other  jurisdiction                           (IRS  Employer
 of incorporation or organization)                      Identification  No.)



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

The number of shares outstanding of Registrant's common stock as of December 31, 2003 was: 32,225,319.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                              FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
       FOR EACH OF THE SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002

                      INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, December 31, 2003. . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Operations For Each of the Three Month
   and Six Month Periods Ended December 31, 2003 and
   2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-4

Statements of Cash Flows For the Six Month
   Periods Ended December 31, 2003 and 2002 . . . . . . . . . . . . . . . .F-5

Notes to the Financial Statements . . . . . . . . . . . . . .  . . . . . . F-7

                 INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2003

-------------------------------------------------------------------------


                             Assets
Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . .  $       485
Inventories, net . . . . . . . . . . . . . . . .            -
Prepaid expenses . . . . . . . . . . . . . . . .        1,135
                                                  ------------
Total current assets . . . . . . . . . . . . . .        1,620
Property and equipment, net. . . . . . . . . . .          508
Intangible assets, net . . . . . . . . . . . . .        5,292
Other asset. . . . . . . . . . . . . . . . . . .        1,000
                                                  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $     8,420
                                                  ============
            Liabilities and Shareholders' Deficit


Current liabilities:
Trade accounts payable . . . . . . . . . . . . .  $   278,609
Disputed claim . . . . . . . . . . . . . . . . .       30,000
Accrued expenses . . . . . . . . . . . . . . . .       47,973
Notes payable - third parties. . . . . . . . . .       70,212
Notes payable - related parties. . . . . . . . .      167,849
                                                  ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . .      594,643
                                                  ------------
Commitments and contingencies

Shareholders' deficit:
Common stock: $.001 par value; 50,000,000 shares
authorized; 32,225,319 shares issued and
outstanding at December 31, 2003 . . . . . . . .       32,226
Additional paid-in capital . . . . . . . . . . .    4,777,618
Accumulated deficit. . . . . . . . . . . . . . .   (5,396,067)
                                                  ------------
TOTAL SHAREHOLDERS' DEFICIT. . . . . . . . . . .     (586,223)
                                                  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT. . .  $     8,420
                                                  ============

The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF OPERATIONS
             FOR EACH OF THE THREE MONTH AND SIX MONTH PERIODS ENDED
                           DECEMBER 31, 2003 AND 2002
             -------------------------------------------------------




                                          For the Three-Month           For the Six Month
                                        Periods Ended December 31,   Periods Ended December 31,
                                        --------------------------   --------------------------
                                             2003          2002          2003          2002
                                         ------------  ------------  ------------  ------------
Gross sales . . . . . . . . . . . . . .            -             -             -   $    24,680
Less: returns, discounts and allowances            -   $      (170)            -        (1,991)
                                         ------------  ------------  ------------  ------------
Net sales . . . . . . . . . . . . . . .            -          (170)            -        22,689
Cost of good sold . . . . . . . . . . .            -         2,505             -        17,999
                                         ------------  ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . .            -        (2,675)            -         4,690
Selling expenses. . . . . . . . . . . .  $       109           589   $     2,153         6,359
General and administrative expenses . .       89,998        77,012       142,447       111,170
Shares issued for consulting services .      279,775             -     1,008,825             -
                                         ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS. . . . . . . . . .     (369,882)      (80,276)   (1,153,425)     (112,839)
                                         ------------  ------------  ------------  ------------
Interest income (expense):
Interest expense. . . . . . . . . . . .       (3,900)         (881)       (7,190)       (1,893)
Interest expense - related party. . . .       (1,507)         (646)       (3,393)       (1,220)
Interest income . . . . . . . . . . . .            -             -           161             -
                                         ------------  ------------  ------------  ------------
Total interest expense, net . . . . . .       (5,407)       (1,527)      (10,422)       (3,113)
                                         ------------  ------------  ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES.     (375,289)      (81,803)   (1,163,847)     (115,952)
Provision for income taxes. . . . . . .            -             -          (800)         (800)
                                         ------------  ------------  ------------  ------------
NET LOSS. . . . . . . . . . . . . . . .  $  (375,289)  $   (81,803)  $(1,164,647)  $  (116,752)
                                         ============  ============  ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED .  $    (0.012)  $    (0.004)  $    (0.039)  $    (0.005)
                                         ============  ============  ============  ============
SHARES USED IN PER-SHARE CALCULATION,
       BASIC AND DILUTED. . . . . . . .   31,755,833    21,719,238    29,591,134    21,621,520
                                         ============  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
       ------------------------------------------------------------------


                                                  For  the  Six  Month
                                              Periods  Ended  December  31,
                                              -----------------------------
                                                      2003         2002
                                                  ------------  ----------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . .  $(1,164,647)  $(116,752)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation . . . . . . . . . . . . . . . . . .          164       2,237
Amortization . . . . . . . . . . . . . . . . . .            -       1,037
Interest accrued on notes payable. . . . . . . .        7,190           -
Interest accrued on note payable -
  related party. . . . . . . . . . . . . . . . .        3,393           -
Shares issued for services . . . . . . . . . . .    1,018,880      11,600
Shares issued for shares voluntarily exchanged
  for restricted shares. . . . . . . . . . . . .        1,973           -
Decrease (increase) in assets:
Trade accounts receivable. . . . . . . . . . . .       46,730           -
Inventories. . . . . . . . . . . . . . . . . . .            -       5,291
Increase (decrease) in liabilities:
Accounts payable . . . . . . . . . . . . . . . .      (48,304)     40,980
Accrued expenses . . . . . . . . . . . . . . . .       47,408      31,793
                                                  ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . . . .      (87,213)    (23,814)
                                                  ------------  ----------
Cash flows from financing activities:
Proceeds from issuance of note payable - related
  party. . . . . . . . . . . . . . . . . . . . .       57,125      18,755
Proceeds from issuance of a note payable . . . .       28,234       1,633
Payment on a note payable from a related party .      (13,383)          -
                                                  ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .       71,976      20,388
                                                  ------------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . .      (15,237)     (3,426)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .       15,722       3,727
                                                  ------------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .  $       485   $     301
                                                  ============  ==========


The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------



                 Supplemental  Disclosures  of  Cash  Flow  Information

                                                                     For  the  Six  Month
                                                                 Periods  Ended  December  31,
                                                                 -----------------------------
                                                                          2003      2002
                                                                      ------------  -----
Interest paid - third parties. . . . . . . . . . . . . . . . . . . .            -   $ 259
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $       800     800


       Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses. . . . . . . . . . . . . . . . .  $ 1,018,880       -
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            -       -
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (6,059)      -
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .  $(1,012,821)      -

Issuance of shares for shares voluntarily exchanged for restricted 144 shares:

General and administrative expenses. . . . . . . . . . . . . . . . .  $     1,973       -
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (91)      -
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .  $    (1,882)      -


The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------



1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (the "Company") was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997.
During the six month period ended December 31, 2003, the Company has continued its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from


Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company expects the sales of these new products to begin shortly with the expectation of rapidly growing sales revenues.

2.     BASIS  OF  PRESENTATION
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2003, the results of its operations for the three and six month periods ended December 31, 2003 and 2002 and cash flows for the six month periods ended December 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2003 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Critical  Accounting  Policies

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the financial statements and accompanying notes. Results of operations could be impacted significantly by judgments, assumptions, and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------

3.     INVENTORIES
       -----------

Inventories consisted of the following at December 31, 2003:
Packaging materials. . . . . . . . . . . . . . . . . . . . .  $ 124,546
                                                              ----------
                                                                124,546
Less: reserve for obsolete and slow moving inventory . . . .   (124,546)
                                                              ----------
TOTAL INVENTORIES, NET . . . . . . . . . . . . . . . . . . .          -
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

4.     PROPERTY  AND  EQUIPMENT
-------------------------------




Property and equipment consisted of the following at December 31, 2003:
Computer equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .  $35,090
Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . .    2,424
                                                                         -------
                                                                          37,514
Less: accumulated depreciation. . . . . . . . . . . . . . . . . . . . .   37,006
                                                                         -------
TOTAL PROPERTY AND EQUIPMENT. . . . . . . . . . . . . . . . . . . . . .  $   508
                                                                         =======

Depreciation expense for the three and six month periods ended December 31, 2003 and  2002  was  $9  and  $1,137  and  $164  and  $2,237,  respectively.

5.     INTANGIBLE  ASSETS
-------------------------
Intangible assets include two patents and a trademark, which were recorded at cost and amortized on a straight line basis over the five-year estimated useful lives of the assets through the year ended June 30, 2002. The original cost of the intangible assets is $11,692. Accumulated amortization through the year ended June 30, 2002 was $6,400. The Company adopted Statement of Financial Accounting Standards ('SFAS") No. 142, Goodwill and Other Intangible assets effective for the year ended June 30, 2003. In accordance with SFAS No. 142, the Company ceased amortizing its intangible assets during the year ended June 30, 2003.

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
  ----------------------------------------------------------------------------

6.     NOTES  PAYABLE  -  THIRD  PARTY  (CURRENT)
       ------------------------------------------



Notes payable - third party (current) at December 31, 2003 consists of the following:
Note payable to Bruce Molnar with an interest rate of 20%
per annum, uncollateralized, with principal and interest due on December 31, 2003.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $33,920
Note payable to Volkl Investments, LLC with an interest rate of 10% per annum, uncollateralized, with principal and
interest due on demand.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,292
                                                                                        -------
NOTES PAYABLE - THIRD PARTY (CURRENT). . . . . . . . . . . . . . . . . . . . . . . . .  $70,212
                                                                                        =======

Following are the maturities of notes payable - related party and third party as of December 31:
2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $238,061
2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -
2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -
2007 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -
2008 and thereafter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -



Interest expense for the three and six month periods ended December 31, 2003 and 2002, was $3,900 and $1,527 and $7,190 and $3,113, respectively which includes $1,507 and $646 and $3,393 and $1,220, respectively, to related parties.

7.     INCOME  TAXES
--------------------
Reconciliation  of  the  effective  tax  rate  to  the U.S. statutory rate is as
Follows:



                                            For  the  Three  Month
                                          Periods Ended December 31,
                                          ---------------------------
                                               2003               2002
                                    ---------------------------  -------
Tax benefit at U.S. statutory rate                      (34.0)%  (34.0)%
Change in valuation allowance. . .                       34.0     34.0
                                    ---------------------------  -------
EFFECTIVE INCOME TAX RATE. . . . .                            -        -
                                    ===========================  =======

                                           F-9

                    INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
  ----------------------------------------------------------------------------

7.     INCOME  TAXES,  CONTINUED
       -------------------------




                                  For  the  Six  Month
                              Periods  Ended  December  31,
                              -----------------------------

                                     2003     2002
                                    -------  -------
Tax benefit at U.S. statutory rate  (34.0)%  (34.0)%
State tax provision. . . . . . . .      0.1      0.1
Other. . . . . . . . . . . . . . .      0.1      0.1
Change in valuation allowance. . .     33.8     33.8
                                    -------  -------
EFFECTIVE INCOME TAX RATE. . . . .        -        -
                                    =======  =======

8.     RELATED  PARTY  TRANSACTIONS
-----------------------------------
Notes payable - related party for the six month period ended December 31, 2003 are as follows:


Notes Payable - Related Party
Note payable to a related party, who is a consultant
and major shareholder, is uncollateralized with an
interest rate of 16.5 % per annum. The note is due
on demand. . . . . . . . . . . . . . . . . . . . . . .  $ 17,122
Note payable to related party who is an officer,
director and major shareholder; the note is
uncollateralized with an interest rate of 10% per

annum.
The note was due December 31, 2003 and is
now payable. . . . . . . . . . . . . . . . . . . . . .    80,718
Note payable to Dorset Investment Corporation,
which is controlled by an officer and director who is
a major shareholder of the Company, with an
interest rate of 10% per annum, uncollateralized,
with principal and interest was that became due
December 31, 2003 and is now payable.. . . . . . . . .    70,009
                                                        --------
NOTES PAYABLE - RELATED PARTIES (CURRENT). . . . . . .  $167,849
                                                        ========

                    INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
  ----------------------------------------------------------------------------

9.     COMMITMENTS
       -----------
The Company rents its corporate office on a month to month basis. Rental expense was $7,965 and $5,248 and $11,799 and $7,978 for the three and six month periods ended December 31, 2003 and 2002, respectively.

10.     CONTINGENCIES  AND  CONCENTRATIONS
        ----------------------------------

Financial  Results,  Liquidity  and  Management's  Plan  (Unaudited)

The Company has incurred net losses of $375,289 and $81,803, respectively for the three month periods ended December 31, 2003 and 2002 and $1,164,647 and $116,752, respectively for the six month periods ended December 31, 2003 and 2002. Despite its negative cash flows from operations of $87,213 for the six month period ended December 31, 2003, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the six month period ended December 31, 2003, the Company financed its operations through loans from officers and others. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions from new products will provide sufficient liquidity for its fiscal 2004 operations. The Company expects the first shipments to occur in the fourth quarter of this fiscal year. The Company may offer shares of its common stock during 2004 to raise additional capital.

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

                    INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
  ----------------------------------------------------------------------------


10.     CONTINGENCIES  AND  CONCENTRATIONS,  CONTINUED
        ----------------------------------------------

Litigation,  Continued

The Company was a defendant in a lawsuit in California. The Company has recorded a $30,000 accrued liability at December 31, 2003 as this matter has been resolved. As of the date of this report, the Company has paid $15,000 due to this settlement.

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

The following table summarizes information about stock options granted and outstanding at December 31, 2003 and 2002, and changes during the six month periods then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.



                                           Weighted
                                           Average
                                           Exercise
                                   Shares    Price
                                  ---------  ------
Balance, December 31, 2001 . . .  5,550,000  $ 0.40
Granted. . . . . . . . . . . . .          -       -
Exercised. . . . . . . . . . . .          -       -
Canceled . . . . . . . . . . . .          -       -
                                  ---------  ------
Balance, December 31, 2002 . . .  5,550,000    0.40
Granted. . . . . . . . . . . . .          -       -
Exercised. . . . . . . . . . . .          -       -
Canceled . . . . . . . . . . . .          -       -
                                  ---------  ------
BALANCE, DECEMBER 31, 2003 . . .  5,550,000  $ 0.40
                                  =========  ======
EXERCISABLE AT DECEMBER 31, 2002  5,250,000  $ 0.39
                                  =========  ======
EXERCISABLE AT DECEMBER 31, 2003  5,400,000  $ 0.40
                                  =========  ======

                                        F-12

                    INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002



11.     STOCK-BASED  COMPENSATION,  CONTINUED
        -------------------------------------

The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods. There were no options granted in the six month period ended December 31, 2003.

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

Summary information about the Company's options outstanding at December 31, 2003:



                     Stock                                    Stock
             Options  Outstanding                      Options  Exercisable
 ---------------------------------------------    -------------------------
                           Weighted
Average                    Average
Options                   Remaining     Average
Exercise    Number       Contractual    Exercise               Exercise
Price     Outstanding       Life         Price   Outstanding     Price
            ---------  ------------  ----------  ----------  ------------
0.25. . .  3,750,000         4.000  $     0.25   3,750,000  $       0.25
0.75. . .  1,800,000         6.800  $     0.75   1,650,000  $       0.75
           ---------                            ----------
           5,550,000         4.860  $     0.41   5,400,000  $       0.40
          ==========                            ==========

12.     LOSS  PER  SHARE
        ----------------
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

                    INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
  ----------------------------------------------------------------------------


12.     LOSS  PER  SHARE,  CONTINUED
        ----------------------------

The  computations  of  basic  and  diluted loss per common share are as follows:

                                            For  the  Three  Month
                                         Periods  Ended  December  31,
                                         -----------------------------
                                               2003          2002
                                           ------------  ------------
Numerator:
Loss per common share, basic and diluted:
Net loss available to common
shareholders. . . . . . . . . . . . . . .  $  (375,289)  $   (81,803)
                                           ------------  ------------
Denominator:
Weighted average shares - basic and
  diluted . . . . . . . . . . . . . . . .   31,755,833    21,719,238
                                           ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED.  $    (0.012)  $    (0.004)
                                           ============  ============
                                                For the Six Month
                                            Periods Ended December 31,
                                           ---------------------------
                                                  2003          2002
                                           ------------  ------------
Numerator:
Loss per common share, basic and diluted:
Net loss available to common
shareholders. . . . . . . . . . . . . . .  $(1,164,647)  $  (116,752)
                                           ------------  ------------
Denominator:
Weighted average shares - basic and
  diluted . . . . . . . . . . . . . . . .   29,591,134    21,621,520
                                           ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED.  $    (0.039)  $    (0.005)
                                           ============  ============

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the three month and six month periods presented.

Common  shares  reserved  for  future  issuance  are  as  follows:

                                        For  the  Six  Month
                                   Periods  Ended  December  31,
                                   -----------------------------
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
                                        =========  =========

                                    F-14

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2003 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2003 AND 2002
  ----------------------------------------------------------------------------


13.     STOCK  TRANSACTIONS
        -------------------

Shares  Issued  for  Services

During the six month period ended December 31, 2003, the Company issued 4,900,000 shares of common stock to 24 individuals for various type of consulting. The shares were recorded the fair value of the stock at the date of issuance. Accordingly, the Company recognized $145,989 and $875,039 of consulting expense during the three and six month periods ended December 31, 2003.

During the six month period ended December 31, 2003, the Company issued 1,157,859 shares of common stock to 7 individuals for various types of consulting services. These shares are restricted for two years. The Company recorded a discount in connection with these 144 share issuances equal to 50% of the fair value of the stock on the date of issuance. Accordingly, the Company recognized $133,786 of consulting expense during the three month and six month periods ended December 31, 2003.

During the six month period ended December 31, 2003, the Company issued 90,758 shares of common stock to shareholders who voluntarily allowed the already owned shares to be restricted for one year. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date the shareholders agreed to the lock-up agreement. Accordingly, the Company recognized $1,815 of shareholder relations expense.

14.     SUBSEQUENT  EVENT
        -----------------

On January 23, 2004, the Board of Directors approved the 2004 Compensation Plan for Outside Consultants for the issuance of up to 5,000,000 shares of common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the quarters ended December 31, 2003, and December 31, 2002.

Plan  of  Operations

During  the  past year, IFPG has developed into an international importer and U.
S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, IFPG is now represented by Carrick-George & Associates, a broker/distributor network that will market and sell the Company's expanding product lines. IFPG expects the sales of these new items along with its existing product lines to begin shortly with the expectation of rapidly growing sales revenues.

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

To facilitate the sale of these products, we entered into a brokerage contract with Specialty Partners of St. Augustine, Florida. Subsequently, another brokerage firm acquired Specialty Partners. To better serve the needs of the Company, IFPG engaged the services of Carrick-George & Associates.

We are finalizing our first sale of freeze-dried organic Colombian coffee. We expect to finance this transaction with back-to-back international letters of credit.

We are discussing sales of these and other of Colombian coffee products with several customers and expect these products to be well received.

The packaging of our frozen vegetables and home cleaning products are being finalized. We have had discussions with several customers about these products and expect the first shipments to occur in the fourth quarter of fiscal year ended June 30, 2004.

We entered into a brokerage agreement with a major import/export company for several of their products. We expect this relationship to produce significant revenues during the current fiscal year.

Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital.


Critical  Accounting  Policies

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the financial statements and accompanying notes. Results of operations could be impacted significantly by judgments, assumptions, and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.


Results of Operations for the six-month periods ended December 31, 2003 and 2002.

     Net Sales. Net sales for the six-month period ending December 31, 2003 compared to the six -month period ending December 31, 2002 decreased approximately 100% from $22,689 to $0. The company did not offer its products for sale during the six month period ended December 31, 2003, due to the Company's desire to restructure its selling and marketing infrastructure as well as its product lines. Sales of the coffee items are expected to begin in March and April 2004.


     Cost of Sales. The Cost of Sales for the six -month period ending December 31, 2003 was $0, as compared to $17,999 or approximately 79% of net sales for the six -month period ending December 31, 2002. The Company had no sales during this period.

     Selling Expenses. Selling expenses for the six -month period ending December 31, 2003 were $2,153 as compared to $6,359 or approximately 28% of net sales for the six - month period ending December 31, 2002. The company continued to invest capital in selling in anticipation of upcoming sales.

     General and Administrative expenses. General and Administrative expenses for the six -month period, ending December 31, 2003, were $142,447, as compared to $111,170 or approximately 489% of net sales for the six -month period ending December 31, 2002.

     Interest Income (Expense). Interest expense for the six -month period ending September 30, 2003, compared to the six -month period ending December 31, 2002 increased from a net amount of $3,113 to $10,422. This increase was a result of increased borrowing from related and unrelated parties.

     Net (Loss). For the six-month period ending December 31, 2003, the Company had a net loss of $(1,164,647) or $.039 per share as compared to a net loss of $(116,752) or $0.005 per share for the six -month period ending December 31, 2002.


Results of Operations for the three-month periods ended December 31, 2003 and 2002.

     Net Sales. Net sales for the three-month period ending December 31, 2003 compared to the three-month period ending December 31, 2002 remained at $0.00. The company did not offer its products for sale during the three month period ended December 31, 2003, due to the Company's desire to restructure its selling and marketing infrastructure as well as its product lines. Sales of the coffee items are expected to begin in March and April 2004.

     Cost of Sales. The Cost of Sales for the three-month period ending December 31, 2003 was $0, as compared to $2,505 for the three-month period ending December 31, 2002.

     Selling Expenses. Selling expenses for the three-month period ending December 31, 2003 were $109, as compared to $589 for the three-month period ending December 31, 2002.

     General and Administrative expenses. General and Administrative expenses for the three-month period ending December 31, 2003 were $89,998 as compared to $77,012 for the three-month period ending December 31, 2002. This increase is due to the Golden Choice line of coffee products.

     Interest Income (Expense). Interest Expense for the three-month period ending December 31, 2003, compared to the three-month period ending December 31, 2002 increased from a net amount of $1,527 to $5,407. This increase was a result of increased borrowing from related and unrelated parties.

Net (Loss). For the three-month period ending December 31, 2003, the Company had a net loss of $(375,289) or $.012 per share as compared to a net loss of $(81,803) or $0.0037 per share for the three-month period ending December 31, 2002.


Liquidity  and  Capital  Resources

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and debt financing with related and unrelated parties. As of December 31, 2003 IFPG has no liquidity.

Total assets decreased $188,135, or 96% over the prior year. This decrease was due to a write-down in inventory of $186,489.

Total liabilities increased by $159,952, or 37% over the prior year. This increase was due to capital borrowed from officers and shareholders.

Total stockholders' equity decreased to $(586,223) as of December 31, 2003 from $(238,137) as of December 31, 2002. This decrease is due to the net loss incurred during the period offset by equity issued for services.

Certain related party notes payable became due and payable on December 31, 2003. The Company's management intends to negotiate an extension of these loans.

Management is of the opinion that IFPG's cash on hand and revenues from operations are insufficient to meet the operational needs of the company for the next twelve months. Accordingly, management will rely upon proceeds from debt financing from related and unrelated parties.

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

ITEM  2.  CHANGES  IN  SECURITIES.

The company issued 1,157,859 unregistered shares of the Company's common stock during the quarter ended December 31, 2003, to six individuals in exchange for services rendered to the Company. 900,000 of the shares were recorded at $.12 per share and 257,859 of the shares were recorded at $.10 per share, based on the value of the shares at the time they were issued.

The company also issued 58,700 unregistered shares of the Company's common stock during the quarter ended December 31, 2003, to three shareholders of the Company in exchange for their agreement to enter into lock-up agreements with respect to other shares held by such shareholders. The shares were recorded at $.02 per share pursuant to an earlier agreed arrangement with such shareholders

All shares issued during the quarter ended December 31, 2003, were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in isolated transactions to parties close to the Company and not involving any public offerings.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None

ITEM  5.  OTHER  INFORMATION.

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits

     31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

     31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

     32.1 Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

     32.2 Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

  (b)     Reports  on  Form  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTDATA  CORPORATION

                                         /s/ Richard Damion
Date:  February  19,  2004               -----------------------------
                                         Richard  Damion
                                         Chief  Executive  Officer

Date:  February  19,  2004               /s/ Joseph R. Rodriques, Jr.
                                         ---------------------------------
                                         Joseph  R.  Rodriguez,  Jr.
                                         Chief  Financial  Officer