Form 10QSB
period 2004-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2004-05-25
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  quarterly  period  ended  March  31,  2004

(  ) Transition  Report  Pursuant  to  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934
     For  the  transition  period  from  _________  to  __________

                        Commission File Number: 000-33251

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)


     NEVADA                                                   33-0903004
     ------                                                   ----------
(State  or  other  jurisdiction  of  incorporation          (IRS  Employer
 or organization)                                       Identification  No.)


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

The number of shares outstanding of Registrant's common stock as of March 31, 2004 was: 40,761,220.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
-------------------------------------------------------------------------------

Financial  Statements  of  International  Food  Products  Group,  Inc.:

Balance  Sheet,  March  31,  2004                                         F-1

Statements  of  Operations  For  Each  of  the  Three-Month
and  Nine-Month  Periods  Ended  March  31,  2004  and  2003              F-2

Statements  of  Cash  Flows  For  the  Nine-Month  Periods
Ended  March  31,  2004  and  2003                                        F-3

Notes  to  the  Financial  Statements                                     F-5

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                                BALANCE SHEET
                                  (UNAUDITED)
                             AS OF MARCH 31, 2004



                            Assets
Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . .  $       824
Prepaid expenses. . . . . . . . . . . . . . . . .        1,135
Other receivable - related party. . . . . . . . .        1,679
                                                   ------------
Total current assets. . . . . . . . . . . . . . .        3,638
Property and equipment, net . . . . . . . . . . .          483
Other asset . . . . . . . . . . . . . . . . . . .        1,000
                                                   ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . .  $     5,121
                                                   ============

                Liabilities and Shareholders' Deficit

Current liabilities:
Trade accounts payable. . . . . . . . . . . . . .  $   206,462
Disputed claim. . . . . . . . . . . . . . . . . .       15,000
Accrued expenses. . . . . . . . . . . . . . . . .       15,967
                                                   ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . .      237,429
                                                   ------------
Commitments and contingencies

Shareholders' deficit:
Common  stock: $.001 par value; 50,000,000 shares
authorized; 40,761,220 shares issued and
outstanding at March 31, 2004 . . . . . . . . . .       40,762
Additional paid-in capital. . . . . . . . . . . .    5,498,656
Accumulated deficit . . . . . . . . . . . . . . .   (5,771,726)
                                                   ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . . . .     (232,308)
                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT . . .  $     5,121
                                                   ============

   The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            FOR EACH OF THE THREE-MONTH AND  NINE-MONTH PERIODS ENDED
                             MARCH 31, 2004 AND 2003

----------------------------------------------------------------------------

                                            For the Three-Month         For the Nine-Month
                                          Periods Ended March  31,    Periods Ended March  31,
                                         --------------------------  --------------------------
                                             2004          2003          2004          2003
                                         ------------  ------------  ------------  ------------
Gross sales . . . . . . . . . . . . . .            -             -             -   $    24,680
Less: returns, discounts and allowances            -             -             -        (1,990)
                                         ------------  ------------  ------------  ------------
Net sales . . . . . . . . . . . . . . .            -             -             -        22,690
Cost of good sold . . . . . . . . . . .            -   $     5,164             -        23,164
                                         ------------  ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . .            -        (5,164)            -          (474)
Selling expenses. . . . . . . . . . . .  $     1,192        11,251   $     3,345        17,610
General and administrative expenses . .        7,008       200,954       149,455       312,124
Shares issued for consulting services .      369,150             -     1,377,975             -
                                         ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS. . . . . . . . . .     (377,350)     (217,369)   (1,530,775)     (330,208)
                                         ------------  ------------  ------------  ------------
Interest income (expense):
Interest expense - third party. . . . .       (2,257)         (841)       (9,286)       (2,604)
Interest expense - related party. . . .        3,948        (1,384)          555        (2,734)
                                         ------------  ------------  ------------  ------------
Total interest expense, net . . . . . .        1,691        (2,225)       (8,731)       (5,338)
                                         ------------  ------------  ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES.     (375,659)     (219,594)   (1,539,506)     (335,546)
Provision for income taxes. . . . . . .            -             -          (800)         (800)
                                         ------------  ------------  ------------  ------------
NET LOSS. . . . . . . . . . . . . . . .  $  (375,659)  $  (219,594)  $(1,540,306)  $  (336,346)
                                         ============  ============  ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED .  $    (0.011)  $    (0.009)  $    (0.049)  $    (0.015)
                                         ============  ============  ============  ============
SHARES USED IN PER-SHARE CALCULATION,
    BASIC AND DILUTED . . . . . . . . .   34,785,922    24,399,333    31,329,028    22,423,066
                                         ============  ============  ============  ============

           The accompanying notes are an integral part of the financial statements.

                       INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
            FOR EACH OF THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
------------------------------------------------------------------------------

                                                   For  the  Nine-Month
                                                 Periods  Ended  March  31,
                                                 --------------------------
                                                      2004         2003
                                                  ------------  ----------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . .  $(1,540,306)  $(336,346)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Writedown of intangible assets . . . . . . . . .        5,292           -
Depreciation . . . . . . . . . . . . . . . . . .          189       3,320
Amortization . . . . . . . . . . . . . . . . . .            -       1,555
Interest accrued on notes payable. . . . . . . .        8,361           -
Interest accrued on note payable - related
party. . . . . . . . . . . . . . . . . . . . . .          519           -
Shares issued for services . . . . . . . . . . .    1,377,975     214,850
Forgiveness of interest by related party . . . .       (5,898)          -
Decrease in assets:
Related party receivable . . . . . . . . . . . .       45,051           -
Inventories. . . . . . . . . . . . . . . . . . .            -       5,291
Increase (decrease) in liabilities:
Accounts payable . . . . . . . . . . . . . . . .      (43,422)     43,484
Accrued expenses . . . . . . . . . . . . . . . .       21,300       1,754
                                                  ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES. . . . . .     (130,939)    (66,092)
                                                  ------------  ----------
Cash flows from financing activities:
Proceeds from issuance of note payable - related
party. . . . . . . . . . . . . . . . . . . . . .      111,190      60,580
Proceeds from issuance of a note payable . . . .       28,234       2,462
Payment on a note payable from a related party .      (23,383)          -
                                                  ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .      116,041      63,042
                                                  ------------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . .      (14,898)     (3,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .       15,722       3,727
                                                  ------------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .  $       824   $     677
                                                  ============  ==========

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
        FOR EACH OF THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
------------------------------------------------------------------------------


Supplemental  Disclosures  of  Cash  Flow  Information

                                                   For  the  Nine-Month
                                                 Periods  Ended  March  31,
                                                 --------------------------
                                                      2004         2003
                                                  ------------  ----------
Interest paid - third parties. . . . . . . . .               -  $      272
Income taxes paid. . . . . . . . . . . . . . . . .$        800         800

    Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for payment of notes:
Third party. . . . . . . . . . . . . . . . . . .  $     71,383           -
Related party. . . . . . . . . . . . . . . . . .  $    209,040           -
Issuance of shares for payment of accrued
   payroll liability. . . . . . . . . . . . . . . $     80,000           -

The accompanying notes are an integral part of the financial statements.
                                F-4

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003



1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (the "Company") is a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997. The Company's sales were terminated during 2003.

During  the  nine-month  period ended March 31, 2004,  the Company has continued


its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company expects the sales of these new products to begin shortly with the expectation of rapidly growing sales revenues.

2.     BASIS  OF  PRESENTATION
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2004, the results of its operations for the three and nine-month periods ended March 31, 2004 and 2003 and cash flows for the nine-month periods ended March 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2003 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003



3.     INVENTORIES
       -----------
Inventories  consisted  of  the  following  at  March  31,  2004:


Inventory. . . . . . . . . . . . . . . . . . . . . .  $ 124,546
Less: reserve for obsolete and slow moving inventory   (124,546)
                                                      ----------
TOTAL INVENTORIES, NET . . . . . . . . . . . . . . .          -
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

4.     PROPERTY  AND  EQUIPMENT
       ------------------------
Property  and  equipment  consisted  of  the  following  at  March  31,  2004:



Computer equipment . . . . . .  $35,090
Furniture and fixtures . . . .    1,777
Office equipment . . . . . . .      646
                                -------
                                 37,513
Less: accumulated depreciation   37,030
                                -------
TOTAL PROPERTY AND EQUIPMENT .  $   483
                                =======

Depreciation expense for the three and nine-month periods ended March 31, 2004 and 2003 was $179 and $1,082 and $189 and $3,320, respectively.

5.     IMPAIRMENT  LOSS
       ----------------
We reviewed the carrying value of long-lived assets for impairment whenver events or a change in circumstances indicates that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset at March 31, 2004. At March 31, 2004, we recognized an impairment in our patents and trademark hat reduced their value to zero.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

6.     INTANGIBLE  ASSETS
       ------------------
Intangible assets include two patents and a trademark, which were recorded at cost and amortized on a straight line basis over the five-year estimated useful lives of the assets through the year ended June 30, 2002. The original cost of the intangible assets is $11,692. Accumulated amortization through the year ended June 30, 2002 was $6,400. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets effective for the year ended June 30, 2003. In accordance with SFAS No. 142, the Company ceased amortizing its intangible assets during the year ended June 30, 2003. At March 31, 2004, the Company recognized an impairment loss on the intangible assets that reduced their value to zero.

7.     NOTES  PAYABLE  -  THIRD  PARTY  (CURRENT)
       ------------------------------------------

During the quarter ended March 31, 2004, the Company issued 713,839 shares of its common stock as payment for notes payable with a principal and accrued interest balance of $71,383.

Interest expense (income) for the three and nine-month periods ended March 31, 2004 and 2003, was $(1,691) and $2,225 and $8,892 and $5,338, respectively which includes $(3,948) and $1,384 and $(555) and $2,734, respectively, to related parties. During the three-month periods ended March 31, 2004, the amount of interest expense to related parties includes $5,898 of forgiveness of interest by related parties.

8.     INCOME  TAXES
       -------------

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:


                              For  the  Three  Month
                             Periods  Ended  March  31,
                             --------------------------

                                     2004     2003
                                    -------  -------
Tax expense at U.S. statutory rate  (0.34)%  (0.34)%
Change in valuation allowance. . .     0.34     0.34
                                    -------  -------
EFFECTIVE INCOME TAX RATE. . . . .        -        -
                                    =======  =======

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003




8.     INCOME  TAXES,  CONTINUED
       -------------------------


                                 For  the  Nine-Month
                               Periods  Ended  March  31,
                               --------------------------
                                     2004     2003
                                    -------  -------
Tax benefit at U.S. statutory rate  (34.0)%  (34.0)%
State tax provision. . . . . . . .      0.1      0.1
Other. . . . . . . . . . . . . . .      0.1      0.1
Change in valuation allowance. . .     33.8     33.8
                                    -------  -------
EFFECTIVE INCOME TAX RATE. . . . .        -        -
                                    =======  =======



9.     RELATED  PARTY  TRANSACTIONS
       ----------------------------
During the nine-month period ended March 31, 2004, the Company issued 90,758 shares of common stock to shareholders who voluntarily allowed the already owned shares to be restricted for one year. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date the shareholders agreed to the lock-up agreement. Accordingly, the Company recognized $1,815 of shareholder relations expense.
During the three-month period ended March 31, 2004, the Company issued 2,090,395 shares of common stock as payment for notes payable to related parties with a principal and accrued interest balance of $209,040.
During the three-month period ended March 31, 2004, the Company declared $5,898 of forgiveness of interest by related parties.
During the three-month period ending March 31, 2004, the Company issued 2,666,667 shares of restricted stock to officers of the corporation as payment for accrued payroll liabilities of $80,000
During the three-month period ended March 31, 2004, the Company recorded a note receivable in the amount of $1,679 from Carrick George & Associates, formerly a related party broker/distributor network that will market and sell the Company's expanding product lines and represent International Food Products Group, Inc.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003



10.     COMMITMENTS
        -----------
The Company rents its corporate office on a month to month basis. Rental expense
was  $   (7,684)    and  $5,208  and  $4,114  and  $16,099  for  the  three  and nine-month  periods  ended  March  31,  2004  and  2003,  respectively.

11.     CONTINGENCIES  AND  CONCENTRATIONS
        ----------------------------------
     Financial  Results,  Liquidity  and  Management's  Plan  (Unaudited)
The Company has incurred net losses of $375,659 and $219,594, respectively for the three-month periods ended March 31, 2004 and 2003 and $1,540,306 and $336,346, respectively for the nine-month periods ended March 31, 2004 and 2003. Despite its negative cash flows from operations of $130,939 for the nine-month period ended March 31, 2004, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the nine-month period ended March 31, 2004, the Company financed its operations through loans from officers and others. These loans have been converted to equity as of March 31, 2004. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions from new products will provide sufficient liquidity for its fiscal 2004 operations. The Company expects the first shipments to occur in the fourth quarter of this fiscal year.

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003




11.     CONTINGENCIES  AND  CONCENTRATIONS,  CONTINUED
        ----------------------------------------------
Litigation

The Company is, from time to time, involved in various lawsuits arising in the ordinary course of its business that will not, in the opinion of management, have a material effect on the Company's results from operations.

12.     STOCK-BASED  COMPENSATION
        -------------------------
From time to time the Company has granted options to its officers and consultants to promote the success of the Company by providing the options' holders the opportunity to acquire an equity interest in the Company. The Company does not have a formal plan for granting options. The Company accounts for options granted to employees under the provisions of APB No. 25 and SFAS No. 123 for nonemployees.

The following table summarizes information about stock options granted and outstanding at March 31, 2004 and 2003, and changes during the nine-month periods then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.

                                        Weighted
                                         Average
                                        Exercise
                                Shares    Price
                               ---------  ------
Balance, June 30, 2003. . . .  5,550,000  $ 0.40
Granted . . . . . . . . . . .          -       -
Exercised . . . . . . . . . .          -       -
Canceled. . . . . . . . . . .          -       -
                               ---------  ------
BALANCE, MARCH 31, 2004 . . .  5,550,000  $ 0.40
                               =========  ======
EXERCISABLE AT MARCH 31, 2004  5,400,000  $ 0.40
                               =========  ======

The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods. There were no options granted in the nine-month period ended March 31, 2004.

12.     STOCK-BASED  COMPENSATION,  CONTINUED
        -------------------------------------
The Black-Scholes options valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Summary  information  about the Company's options outstanding at March 31, 2004:


                 Stock                                 Stock
          Options  Outstanding                  Options  Exercisable
 ---------------------------------------------  --------------------
                          Weighted
 Average                   Average
 Options                  Remaining   Average
 Exercise     Number     Contractual  Exercise               Exercise
  Price    Outstanding      Life       Price     Outstanding   Price
---------  -----------  ----------  ----------  ------------  -----
0.25. . .  3,750,000         3.750  $     0.25   3,750,000  $       0.25
0.75. . .  1,800,000         6.450  $     0.75   1,650,000  $       0.75
            ---------                            ----------
5,550,000.      4.610  $       0.41   5,400,000  $     0.40
==========                           ==========

13.     LOSS  PER  SHARE
        ----------------
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
The  computations  of  basic  and  diluted loss per common share are as follows:


                                              For  the  Three  Month
                                             Periods  Ended  March  31,
                                             --------------------------
                                                 2004          2003
                                             ------------  ------------
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $  (375,659)  $  (219,594)
                                             ------------  ------------
Denominator:
Weighted average shares - basic and diluted   34,785,922    24,399,333
                                             ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $    (0.011)  $    (0.009)
                                             ============  ============

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003



13.     LOSS  PER  SHARE,  CONTINUED
        ----------------------------


                                              For  the  Nine-Month
                                             Periods  Ended  March  31,
                                             --------------------------
                                                 2004          2003
                                             ------------  ------------
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $(1,540,306)  $  (336,346)
                                             ------------  ------------
Denominator:
Weighted average shares - basic and diluted   31,329,028    22,423,066
                                             ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $    (0.049)  $    (0.015)
                                             ============  ============



The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the three-month and nine-month periods presented.
Common  shares  reserved  for  future  issuance  are  as  follows:


                                        For  the  Nine-Month
                                      Periods  Ended  March  31,
                                    --------------------------
                                          2004       2003
                                        ---------  ---------
Shares of common stock issuable under:
Employee stock options . . . . . . . .  5,050,000  5,050,000
Nonemployee stock options. . . . . . .    500,000    500,000
                                        ---------  ---------
TOTAL SHARES OF COMMON STOCK ISSUABLE.  5,550,000  5,550,000
                                        =========  =========

                                    F-13

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003


14.     STOCK  TRANSACTIONS
        -------------------
     Shares  Issued  for  Services
During the nine-month period ended March 31, 2004, the Company issued 7,715,000 shares of common stock to 24 individuals for various type of consulting. The shares were recorded the fair value of the stock at the date of issuance. Accordingly, the Company recognized $360,450 and $1,235,489 of consulting expense during the three and nine-month periods ended March 31, 2004. During the nine-month period ended March 31, 2004, the Company issued 1,407,859 shares of common stock to seven individuals for various types of consulting services. These shares are restricted for two years. The Company recorded a discount in connection with these 144

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            AS OF MARCH 31, 2004 AND
FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

14.     STOCK  TRANSACTIONS,  CONTINUED
        -------------------------------
share issuances equal to 50% of the fair value of the stock on the date of issuance. Accordingly, the Company recognized $8,700 and $142,486 of consulting expense during the three-month and nine-month periods ended March 31, 2004, respectively.

During the nine-month period ended March 31, 2004, the Company issued 90,758 shares of common stock to shareholders who voluntarily allowed the already owned shares to be restricted for one year. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date the shareholders agreed to the lock-up agreement. Accordingly, the Company recognized $1,815 of shareholder relations expense.

During the three-month period ended March 31, 2004, the Company issued 2,090,395 shares of common stock as payment for notes payable to related parties with a principal and accrued interest balance of $209,040.

During the three-month period ended March 31, 2004, the Company issued 713,839 shares of common stock as payment for notes payable with a principal and accrued interest balance of $71,383.

During the three-month period ending March 31, 2004, the Company issued 2,666,667 shares of restricted stock to officers of the corporation as payment for accrued payroll liabilities of $80,000

On January 23, 2004, the Board of Directors approved the 2004 Compensation Plan for Outside Consultants for the issuance of up to 5,000,000 shares of common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2003, and June 30, 2002, and for the unaudited financial statements as of March 31, 2004, and for the three-month and nine-month periods ended March
31,  2004  and  2003.

PLAN  OF  OPERATIONS
--------------------

During  the  past year, IFPG has developed into an international importer and U.
S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, Natural cleaning products, Organic vegetables from Asia, breath strips from Japan among others. In conjunction with these new products, IFPG is now represented by Carrick-George & Associates, a broker/distributor network that will market and sell the Company's expanding product lines. IFPG expects the sales of these new items along with its existing product lines to begin shortly with the expectation of rapidly growing sales revenues.

During the past year we have continued to develop a distribution network for our Golden Choice line of products. We are positioned and prepared to start selling our product lines.

We have entered into distribution agreements for 100% Colombian and other coffee products as well as a line of frozen vegetables from Asia. These products will be sold under both our Golden Choice label and as private label brands. We have completed our negotiations for a similar agreement for a variety of European household cleaning products.

We are finalizing our first sale of Colombian coffee to a major retailer in the United States and expect to finance this transaction with a stand-by letter of credit. We are ordering raw materials to begin shipments in June 2004.

We are discussing sales of these and other of Colombian coffee products with several customers and expect these products to be well received.

The packaging of our frozen vegetables and home cleaning products are being finalized. We have had discussions with several customers about these products and now expect the first shipments of the home cleaning products to occur in the first quarter of fiscal year ended June 30, 2005.

We entered into a brokerage agreement with a major import/export company for several of their products. We expect this relationship to produce significant revenues during the coming fiscal year.

Under current operating conditions, management believes that IFPG's sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital and have profitable revenue.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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


RESULTS  OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003.

Net Sales. Net sales for the nine-month period ending March 31, 2004, compared to the nine-month period ending March 31, 2003, decreased 100% from $22,690 to $0.0. The company did not offer its products for sale during the nine- month period ended March 31, 2004, due to the Company's desire to restructure its selling and marketing infrastructure as well as its product lines. Sales of the coffee items are expected to begin in May and June 2004.

Cost of Sales. The Cost of Sales for the nine-month period ending March 31, 2004, was $0.0 on no sales, as compared to $23,164, or approximately 102% of net sales for the nine-month period ending March 31, 2003. The Company had no sales during this period.

Selling Expenses. Selling expenses for the nine-month period ending March 31, 2004, were $3,345 on no sales, as compared to $17,610, or approximately 78% of net sales for the nine-month period ending March 31, 2003. The company continued to invest capital in selling in anticipation of upcoming sales.

General and Administrative expenses. General and Administrative expenses for the nine-month period ending March 31, 2004, were $149,455 as compared to $312,124, or approximately 1376% of net sales for the nine-month period ending March 31, 2003.

Interest Income (Expense). Interest income (expense) for the nine-month period ending March 31, 2004, compared to the nine-month period ending March 31, 2003 increased from a net amount of $5,338 to $8,731. This increase was a result of increased borrowing from related and unrelated parties.

Net Income (Loss). For the nine-month period ending March 31, 2004, the Company had a net loss of $(1,540,306) or $(0.049) per share as compared to a net loss of $(336,346) or $(0.015) per share for the nine-month period ending March 31, 2003.

Results of Operations for the three-month periods ended March 31, 2004 and 2003. Net Sales. Net sales for the three-month period ending March 31, 2004 and for the three-month period ending March 31, 2003 were zero for the period. The company did not offer its products for sale during the three month period ended March 31, 2004, due to the Company's desire to restructure its selling and marketing infrastructure as well as its product lines. Sales of the coffee items are expected to begin in May and June 2004.
Cost of Sales. The Cost of Sales for the three-month period ending March 31, 2004, was $0.0, on no net sales, as compared to $5,164, on no sales for the three-month period ending March 31, 2003.

Selling Expenses. Selling Expenses for the three-month period ending March 31, 2004, were $1,192, on no net sales, as compared to $11,251, on no net sales for the three-month period ending March 31, 2003. The Company continues to spend money to maintain a presence in the market while it changes its product mix.

General and Administrative expenses. General and Administrative expenses for the three-month period ending March 31, 2004, were $7,008 , on no net sales, as compared to $200,954 on no sales for the three-month period ending March 31, 2003.

Interest Income (Expense). Interest Expense for the three-month period ending March 31, 2004, compared to the three-month period ending March 31, 2003, decreased from $(2,225) to $1,691. This decrease was the result of paying off debt with the issuance of common stock and because of forgiveness of interest by a note holder.

Net Income (Loss). For the three-month period ending March 31, 2004, the Company had a net loss of $(375,659) or $(0.011) per share as compared to a net loss of $(219,594), or $(0.009) per share for the three-month period ending March 31, 2003.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt. As of March 31, 2004 the company had no liquidity.

Total assets decreased $184,137, or 97% over the prior year. This decrease was primarily due to a write-down in inventory of $186,489 and intangible assets of $5,292.

Cash used in operations was $130,939 for the three months ended March 31, 2004 compared to $66,092 in the similar period last year. This increase in cash used in operations reflects higher interest accrued on notes payable, a decrease in accounts payables, which was partially offset by a decrease in related party receivables.

Cash provided by financing activities was $116,041 for the three months ended March 31, 2004 compared to $63,042 in the similar period last year. The increase reflects net financing from related parties of $119,190 and unrelated parties of $28,234, partially offset by a payment on a note payable to a related party of $23,383.

As of March 31.2004, net working capital was a negative $(233,791) compared to a negative balance of $(449, 393) at June 30, 2003. The decrease in negative working capital is primarily due to the conversion of notes payable to common stock.

Total liabilities decreased by $212,379, or 47% over the prior year. This decrease was due to paying off of all of the notes payable and reducing accounts payable by over $100,000.

The Total Shareholders Deficit decreased from $(254,480), as of the period ended March 31, 2003, to $(232,308) as of the period ended March 31, 2004. This increase is due to the net loss incurred during the period offset by equity issued for services and conversion of notes payable to common stock.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-     General  domestic  and  foreign  economic  and  political  conditions
-     The  viability  of  our  ability  to  import  foreign  products
- Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission and import export laws of nations with which we will deal and the United States
-     The  availability  and  timing  of  receipt  of  necessary outside capital
- Other risk factors described from time to time in the Company's filings with the
     Securities  and  Exchange  Commission.

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

ITEM  2.  CHANGES  IN  SECURITIES.

During the three-month period ended March 31, 2004, the Company issued 2,090,395 shares of common stock as payment for notes payable to six related parties with a principal and accrued interest balance in the aggregate of $209,040. During the three-month period ending March 31, 2004, the Company issued 2,666,667 shares of restricted stock to two officers of the corporation as payment for accrued payroll liabilities of $80,000 in the aggregate.

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


                                        GTDATA  CORPORATION


Date:  May  24,  2004                   /s/ Richard Damion
                                        ------------------------------
                                        Richard  Damion
                                        Chief  Executive  Officer

Date:  May  24,  2004                   /s/ Joseph R. Rodriguez, Jr.
                                        -------------------------------
                                        Joseph  R.  Rodriguez,  Jr.
                                        Chief  Financial  Officer