Form 10KSB
period 2004-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2004-11-16
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  June  30,  2004
                                       ---------------

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

170  NEWPORT  CENTER  DRIVE,  SUITE  260
NEWPORT  BEACH,  CA                                          92660
-------------------                                          -----
(Address  of  principal executive offices)                 (Zip Code)

Registrant's  telephone  number,  including  area  code:     (949)  759-7775
                                                             ---------------
Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  none

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  the  fiscal  year  ending  June  30,  2004  were  $  64,566.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of November 10, 2004 is $2,817,188.10.

The number of shares of the issuer's Common Stock outstanding as of November 12, 2004 is 48,963,415.

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

We  further  discuss  our  current  business  operations  under  Item  6  below.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Third  party  contractors  produce  and  ship  the  products  of  IFPG.
Accordingly, the only facilities utilized by IFPG are 500 square feet of office space located at 170 Newport Center Drive, Suite 260, Newport Beach, California. IFPG occupies the space pursuant to a one year lease that expires in March, 2005. IFPG believes that if it should ever lose or not be able to renew the lease, it would not be difficult to obtain a comparable and satisfactory office location.

ITEM  3.  LEGAL  PROCEEDINGS

Anita's Mexican foods Corp. filed a complaint in Orange County Superior Court alleging that it was owed approximately $34,615.00 by the Company for food products delivered to the Company. The proceedings were dismissed upon payment of the claim by the Company.

The Company has stipulated to a judgment against the Company in favor of Flair Packaging in the amount of $130,000. The Company and Flair Packaging are working out a payment schedule for the Company to pay the judgment.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2004.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol IFPG. A market for our common shares did not commence until the fourth calendar quarter of 2002. Following is the high and low sales prices for each quarter beginning with the fourth calendar quarter of 2002 through June 30, 2004. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



Quarter         High  Low
--------------  ----  ----

Oct - Dec 2002  0.55  0.20

Jan - Mar 2003  0.35  0.14
Apr - Jun 2003  0.30  0.17
Jul - Sep 2003  0.42  0.15
Oct - Dec 2003  0.33  0.14

Jan - Mar 2004  0.20  0.10
Apr - Jun 2004  0.22  0.09



On the date of this filing, being November 12, 20043, the best bid price of our common shares is $0.07 and the best ask price is $0.08.

At November 12, 2004 there were approximately 233 record holders of IFPG's Common Stock.

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

Recent  Sales  of  Unregistered  Securities

During the year ended June 30, 2004, the Company issued 2,039,917 restricted shares of common stock to nine individuals for various types of consulting services. The shares were recorded at their fair value as of the date of issuance which ranged from $0.014 to $0.078. Accordingly, the Company recognized $105,198 in various consulting expenses during the year ended June 30, 2004. The transactions were isolated transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section  4(2)  of  the  Act.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended
June  30,  2004,  and  June  30,  2003.

Plan  of  Operations

During  the  past year, IFPG has developed into an international importer and U.
S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, natural cleaning products, organic vegetables from Asia, and breath strips from Japan among others. Fiscal year 2004 was a year of transition for IFPG. Management made a concerted effort to acquire new products and refresh its marketing strategies that will greatly expand the Company's footprint.

These decisions have positioned us in one of the major retail categories - Coffee, as well as imported Organic Frozen Vegetables, and a new line of Organic, Enzyme based household cleaning products

This repositioning allows us to seek a buyer for our unique, market-tested snack products - G.O.T. Fries (R), AW Shucks (TM), (both are patent protected), as well as Just Popped (TM) - a line of Gourmet style popcorn. With sky-rocketing transportation costs, the investment required to manufacture in multiple locations was determined not to be in the long term best interest of the Company.

IFPG is affiliated with a large, grower and roaster of Colombian coffee, and has begun to import under the Golden Choice Foods(R) brand for immediate resale to major retailers.

IFPG has completed negotiations with one of the world's largest retailers to test market our unique 20lb. extended shelf life Coffee "Tanks". Originally placed in 2 locations, the program will soon expand to 100 stores.

Additionally, we are pleased to announce that we have begun shipping our 100% Colombian Supremo fractional packs to the same national account. A National rollout is anticipated in the next 90 to 120 days. This program should exceed $12,000,000 in annual sales.

Our Colombian Coffee is roasted in the Coastal Valley of the Sierra Nevada de Santa Marta mountain range, which gives us a strategic advantage due to the proximity of this gourmet coffee growing region to our roasting facility. The coffee is sorted and roasted in our facility which has a 100 Million pound roasting capacity and has been in business for over 70 years roasting quality coffee. Roasting in Columbia provides significant cost advantages that allow IFPG to provide high quality Colombian Coffee at the lowest prices in the USA.

Additional objectives for the following fiscal year include; 1. Begin to market a line of roasted coffee products throughout the United States with projected sales of $19,000,000 increasing to $32,000,000 in the following fiscal year, 2. Co-Brand with Juan Valdez for all of our Colombian Coffee products, and 3. Create an infomercial in Japan to promote at home coffee consumption to the fastest growing sector in the World by co-branding with Juan Valdez.

IFPG has negotiated and signed a cross-marketing agreement with Silverado Corporation of Tokyo, Japan. Silverado's experience in dealing with cultural and language issues will remove the barriers that have often hampered the activities of U.S. companies abroad. This alliance allows us to take advantage of the ever-expanding Asian markets, including China, and is expected to add significantly to the revenues of IFPG.

IFPG and Silverado have completed development of a line of organic, frozen vegetables for the U.S. market. These vegetables are grown by one of the largest producers in Asia. They meet all of the U.S.D.A. organic requirements and are expected to be available in the U.S. by August 2005. These products will be marketed by Golden Choice Foods(R) under the Organic Harvest(TM) label.

In October, we signed an agreement with Biocare Solutions, Inc., granting sales and distribution rights to IFPG in the U.S. for a line of organic, household-cleaning products. These products are all based on natural surfactants and solvents derived exclusively from vegetable sources. This makes them truly organic and biodegradable. These environmentally safe products have been formulated to meet the stringent quality controls of the retail, industrial, and agricultural markets. Biocare Solutions, Inc. will be providing $2.5 million for market support to facilitate product placement in major retail stores.

Market  Analysis
----------------

Coffee is the second largest commodity next to oil and Colombia has remained the second largest producer of coffee in the World for two centuries. Imports of Arabica coffee in the United States have increased ninety-four percent in the past five years. In 1999 there were 108,000,000 coffee consumes in the United States spending an approximated 9.2 Billion dollars in the retail sector and 8.7 Billion dollars in the food-service sector every year (SCAA 1999 Market Report). It can be inferred that coffee drinkers spend on average $164.71 per year on coffee.

The National Coffee Association found in 2000 that 54% of the adult population drinks coffee daily (NCA Coffee Drinking Trends Survey, 2000). They also reported that 18.12% of the coffee drinkers in the United States drink gourmet coffee beverages daily (NCA). In addition to the 54% who drink coffee everyday, 25% of Americans drink coffee occasionally (NCA).

The average consumption per capita in the United States is around 9.7 pounds. Among coffee drinkers (i.e. not per capita) the average consumption in the United States is 3.1 cups of coffee per day (NCA). Per capita, men drink approximately 1.9 cups per day, whereas women drink an average of 1.4 cups of coffee a day (NCA).

The increase in the number of independent specialty roasters in the United States and Japan has contributed to and is an indicator of the increased demand for coffee. Within the larger coffee market our target market is the specialty roaster. Discerning customers want the highest quality coffee beans. They serve the growing "gourmet" coffee market and are represented by large American companies like Starbucks and thousands of smaller specialty roasters. The Arabica bean is considered to be the best in the world and as such, the demand for Arabica beans is high on the specialty roaster market.

By providing the finest varieties of coffee, IFPG has taken the first step towards a differentiated product. To further distinguish our coffee, we adhere to higher quality standards than approximately ninety-five percent of the market place. In addition, all of our beans are of the Sierra Nevada variety. The "Sierra Nevada" strain is considered one of the finest Colombia has to offer. It is grown in the Mountains surrounding Barranquilla and is highly sought after by specialty roasters from around the World.

We are optimistic about the opportunity to introduce our new lines of coffee, organic vegetables, and the revolutionary cleaning products. To accommodate this growth, IFPG has recently moved and increased the size of its in-house management and sales team.

In conclusion, this year should reflect a dramatic expansion and presence for our brands in many of the largest retail outlets in the country. We have emerged stronger with a range of new, unique products that should achieve significant revenues, profits and dramatically increase shareholder value. We are confident in the soundness of our strategies and the choice of our brands.

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

RESULTS  OF  OPERATIONS  FOR  THE  FISCAL  YEARS  ENDED  JUNE 30, 2004 AND 2003.

Net Sales. Net sales for the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003, decreased approximately 73% from $170,152 to $45,925. This decrease is a result of our change of focus to our new lines of foreign and domestic products. The Company expects its sales to increase significantly during fiscal year

2005. The new lines of coffee products are beginning to be introduced during the first and second quarters of 2005.

Cost of Sales. The Cost of Sales for fiscal year ended June 30, 2004, was $38,582 or approximately 84% of net sales, as compared to $305,891, or approximately 180% of net sales for the fiscal year ended June 30, 2003. Cost of Sales for the period was in line with Company projections for its new products. The high cost of sales for the previous period occurred because the Company took a provision for slow moving inventory of $155,989, increasing Cost of Sales by approximately 91%.

Selling Expenses. Selling expenses for the fiscal year ended June 30, 2004, were $82,649 or approximately 180% of net sales, as compared to $98,178 or approximately 58% of net sales for the fiscal year ended June 30, 2003. The
Company continued to invest in Sales and sales support while the new products were in development.

General and Administrative expenses. General and Administrative expenses for the fiscal year ended June 30, 2004, were $1,696,224 or approximately 3694% of net sales, as compared to $427,556 or approximately 251% of net sales for the fiscal year ended June 30, 2003.

Other Income (Expense). Other Income(Expense) including interest income and expense for the fiscal year ended June 30, 2004, compared to fiscal year ended June 30, 2003, decreased from $(14,820) to $(19,592). This decrease was the result of a debt conversion benefit of $16,814 being recognized as other income in connection with notes payable being converted to equity offseting interest expense of $9,545) to related parties and $26,861 of interest expense for third parties adjusted for past due vendor invoices that are more than 1 year past the due date of the invoice for the period.

Net Income (Loss). For the fiscal year ended June 30, 2004, the Company had a net loss of $(1,791,922) or $(.05) per share as compared to a net loss of $(677,093) or $(0.03) per share for the fiscal year ended June 30, 2003.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.

 Total assets increased from $70,551, at June 30, 2003, to $247,024, at June 30, 2004. This increase was due to a time deposit of $200,000 that is restricted. The net result of unrestricted assets is a decrease in total assets of $23,527. Total liabilities increased from $512,980, as of the period ended June 30, 2003, to $606,995 for the period ended June 30, 2004. the net decrease in total assets was primarily due to a decrease in cash of $15,722 and a write off of $6,292 in intangible and other assets.

The Total Shareholders Equity decreased from $(442,429), as of the fiscal year ended June 30, 2003, to $(359,971) as of the fiscal year ended June 30, 2004.

Material events and uncertainties. IFPG anticipates that it will begin to be profitable during the third quarter of fiscal year 2005. For this to happen, the Company must be successful in raising additional capital in order to deliver its products to the marketplace. Prior to this, IFPG will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, IFPG must be able to continue to develop markets and gain consumer acceptance of its products.

While IFPG believes that these statements are accurate, IFPG's business is dependent upon general economic conditions and various conditions specific to the consumer hot beverage industry. Accordingly, future trends and results cannot be predicted with certainty.

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

Commodity  Prices  and  Competition:

IFPG is subject to market risk with respect to the cost of commodities because IFPG's ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. Also, currency exchange rates factor in to IFPG's ability to make a profit from its foreign produced goods because IFPG is subject to currency exchange rates at the time of purchase. The markets for IFPG's products are characterized by frequent new product introductions. IFPG's future success is dependent upon the timely completion and introduction of new products at competitive prices and quality levels. In addition, IFPG must respond to competitors in IFPG's markets. If IFPG is not able to accomplish timely introduction of new products, increase its market share of existing products, or to respond effectively to competition, its business and operating results could be adversely affected.

Raw  Materials  and  Other  Supplies:

The coffee industry has ample manufacturing capacity and is expected to continue to do so in the future. The prices IFPG pays for its raw materials are subject to fluctuation and to currency exchange rate fluctuation. When prices increase, IFPG may or may not be able to pass on such increases to its customers. IFPG's results of operations could be adversely affected if its raw material suppliers are unwilling or unable to supply a timely and sufficient supply of product to IFPG and if IFPG is unable to pass on price increases to its customers.

Raw  Coffee  Costs:

The cost to purchase green coffee beans is the single most important cost for IFP. Because it is a commodity, its price fluctuates daily. IFPG must find effective ways to keep this costs within its budgeted limits. If IFPG is not able to control these costs, its business and operating results could be adversely affected.

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

ITEM  7.  FINANCIAL  STATEMENTS

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                              FINANCIAL STATEMENTS
                           JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                           JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004




Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Financial Statements of International Food Products Group, Inc.:

Balance Sheets, June 30, 2004 and 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
Statements of Operations For Each of the Two Years in the Period Ended June 30, 2004. . . . . .  F-5
Statements of Shareholders' Deficit For Each of the Two Years in the Period Ended June 30, 2004  F-6
Statements of Cash Flows For Each of the Two Years in the Period Ended June 30, 2004. . . . . .  F-7

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9


            Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of International Food Products Group, Inc.

We have audited the accompanying balance sheets of International Food Products Group, Inc. as of June 30, 2004 and 2003 and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. as of June 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, Financial Results, Liquidity and Management's Plan to the financial statements, the Company has suffered recurring losses from operations, has difficulties generating sufficient cash flow to meet its obligations and sustain its operations, and has a stockholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Additionally, the Company has just embarked on a new sales program related to imported products that require significant financing. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly  &  Company
Costa  Mesa,  California
October  26,  2004

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2004 AND 2003


                                     Assets

                                                 2004          2003
                                             ------------  ------------
Current assets:
Cash. . . . . . . . . . . . . . . . . . . .            -   $    15,722
Trade accounts receivable . . . . . . . . .  $    44,784        46,730
Inventories, net. . . . . . . . . . . . . .            -             -


Prepaid expenses. . . . . . . . . . . . . .        1,679         1,135
Restricted cash . . . . . . . . . . . . . .      200,120             -
                                             ------------  ------------
Total current assets. . . . . . . . . . . .      246,583        63,587
Property and equipment, net . . . . . . . .          441           672
Intangible assets, net. . . . . . . . . . .            -         5,292
Other asset . . . . . . . . . . . . . . . .            -         1,000
                                             ------------  ------------
TOTAL ASSETS. . . . . . . . . . . . . . . .  $   247,024   $    70,551
                                             ============  ============
Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable. . . . . . . . . . .  $   211,740   $   331,913
Accrued payroll . . . . . . . . . . . . . .       64,000             -
Other accrued expenses. . . . . . . . . . .       25,352        25,565
Notes payable - third party . . . . . . . .            -        34,788
Notes payable - related party . . . . . . .      305,903       120,714
                                             ------------  ------------
TOTAL LIABILITIES . . . . . . . . . . . . .      606,995       512,980
                                             ------------  ------------
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value;
 50,000,000 shares authorized; 42,071,220
 and  26,076,702 shares issued and
 outstanding at June 30, 2004 and 2003,
 respectively.. . . . . . . . . . . . . . .       42,071        26,076
Additional paid-in capital. . . . . . . . .    5,621,300     3,762,915
Accumulated deficit . . . . . . . . . . . .   (6,023,342)   (4,231,420)
                                             ------------  ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . .     (359,971)     (442,429)
                                             ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $   247,024   $    70,551
                                             ============  ============

                                  F-4
The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004
------------------------------------------------------------------------

                                                 2004          2003
                                          ------------  ------------
Gross sales. . . . . . . . . . . . . . .  $    64,566   $   196,619
Less: returns, discounts and allowances.      (18,641)      (26,467)
                                          ------------  ------------
Net sales. . . . . . . . . . . . . . . .       45,925       170,152
Cost of good sold. . . . . . . . . . . .       38,582       305,891
                                          ------------  ------------
Gross profit (loss). . . . . . . . . . .        7,343      (135,739)
                                          ------------  ------------
Selling expenses . . . . . . . . . . . .       82,649        98,178
General and administrative expenses. . .    1,696,224       427,556
                                          ------------  ------------
Total operating expenses . . . . . . . .    1,778,873       525,734
                                          ------------  ------------
LOSS FROM OPERATIONS . . . . . . . . . .   (1,771,530)     (661,473)
                                          ------------  ------------
Other income (expense):
Interest expense, net. . . . . . . . . .      (26,861)       (9,456)
Interest expense - related parties . . .       (9,545)       (5,364)
Other income . . . . . . . . . . . . . .       16,814             -
                                          ------------  ------------
Total other expense. . . . . . . . . . .      (19,592)      (14,820)
                                          ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES .   (1,791,122)     (676,293)
Provision for income taxes . . . . . . .         (800)         (800)
                                          ------------  ------------
NET LOSS . . . . . . . . . . . . . . . .  $(1,791,922)  $  (677,093)
                                          ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED. .  $     (0.05)  $     (0.03)
                                          ============  ============
SHARES USED IN PER-SHARE CALCULATION,
   BASIC AND DILUTED . . . . . . . . . .   33,870,885    26,706,072
                                          ============  ============

                                  F-5
The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004


                                                   Additional
                                 Common    Common    Paid-in     Accumulated
                                 Shares     Stock    Capital       Deficit        Total
                               ----------  -------  ----------  -------------  ------------
BALANCE JUNE 30, 2002 . . . .  21,523,803  $21,524  $3,399,819  $ (3,554,327)  $  (132,984)
Shares issued for services. .   3,940,434    3,940     351,459             -       355,399
Shares issued for shares
 voluntarily exchanged for
 restricted 144 shares. . . .     612,465      612      11,637             -        12,249
Net loss. . . . . . . . . . .           -        -           -      (677,093)     (677,093)
                               ----------  -------  ----------  -------------  ------------
BALANCE, JUNE 30, 2003. . . .  26,076,702   26,076   3,762,915    (4,231,420)     (442,429)
Shares issued for services. .  10,464,917   10,465   1,551,733             -     1,562,198
Shares issued in satisfaction
  of accrued payroll. . . . .   2,666,667    2,667      42,666             -        45,333
Shares issued in satisfaction
  of notes payable. . . . . .   2,804,234    2,804     260,805             -       263,609
Shares issued for shares
  voluntarily exchanged for
  restricted 144 shares . . .      58,700       59       3,181             -         3,240
Net loss. . . . . . . . . . .           -        -           -    (1,791,922)   (1,791,922)
                               ----------  -------  ----------  -------------  ------------
BALANCE JUNE 30, 2004 . . . .  42,071,220  $42,071  $5,621,300  $ (6,023,342)  $  (359,971)
                               ==========  =======  ==========  =============  ============

                                              F-6
 The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004

                                                                                 2004         2003
                                                                             ------------  ----------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,791,922)  $(677,093)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          231       3,983
Write-down of intangible assets . . . . . . . . . . . . . . . . . . . . . .        5,292           -
Provision for sales discounts, returns and allowances . . . . . . . . . . .            -       9,540
Reserve for obsolete and slow moving inventory. . . . . . . . . . . . . . .            -      97,730
Interest accrued on note payable. . . . . . . . . . . . . . . . . . . . . .        2,071       8,135
Interest accrued on note payable - related party. . . . . . . . . . . . . .       13,323       4,546
Forgiveness of interest by related party. . . . . . . . . . . . . . . . . .       (5,898)          -
Shares issued for services. . . . . . . . . . . . . . . . . . . . . . . . .    1,562,198     355,399
Shares issued in satisfaction of notes payable. . . . . . . . . . . . . . .      (16,814)          -
Shares issued for shares voluntarily exchanged for restricted shares. . . .        3,240      12,249
Decrease (increase) in assets:
Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .        1,946     (56,270)
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      93,999
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (544)      1,008
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000           -
Increase (decrease) in liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (120,173)     56,160
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      109,119       2,875
                                                                             ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .     (236,931)    (87,739)
                                                                             ------------  ----------
Cash flows used in investing activities:
Change in restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .     (200,120)          -
                                                                             ------------  ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .     (200,120)          -
                                                                             ------------  ----------

                                                                  2004       2003
                                                                ---------  ---------
Cash flows provided by (used in) financing activities:
Proceeds from issuance of note payable - third party . . . . .         -   $ 39,931
Payments on a note payable - third party . . . . . . . . . . .         -    (45,000)
Proceeds from issuance of a note payable from  related parties  $449,083    118,703
Payment on a note payable from a related party . . . . . . . .   (27,754)   (13,900)
                                                                ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .   421,329     99,734
                                                                ---------  ---------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . .   (15,722)    11,995
CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . .    15,722      3,727
                                                                ---------  ---------
CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . .         -   $ 15,722
                                                                =========  =========




 Supplemental Disclosures of Cash Flow Information
                                2004   2003
                                ----   ----

Interest paid - third parties     -  $6,176
Income taxes paid . . . . . .  $800  $  800

      Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .  $ 1,517,948   $ 298,850
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    44,250   $  56,550
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (10,465)  $  (3,940)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,551,733)  $(351,460)

Issuance of shares for shares voluntarily exchanged for restricted 144 shares:
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .  $     3,240   $  12,249
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (59)  $    (612)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (3,181)  $ (11,637)

                                              F-7
 The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004


Supplemental Schedule of Non-cash Investing and Financing Activities, Continued

Issuance  of  shares  in  satisfaction  of  notes  payable:



Notes payable - related parties. . . . . . . . . . . .  $ 245,898   -


Notes payable - third parties. . . . . . . . . . . . .  $  34,525   -
Other income . . . . . . . . . . . . . . . . . . . . .  $ (16,814)  -
Common stock . . . . . . . . . . . . . . . . . . . . .  $  (2,804)  -
Additional paid-in capital . . . . . . . . . . . . . .  $(260,805)  -
Issuance of shares in satisfaction of accrued payroll:
Accrued payroll - related parties. . . . . . . . . . .  $  80,000   -
Compensation expense . . . . . . . . . . . . . . . . .    (34,667)  -
Common stock . . . . . . . . . . . . . . . . . . . . .  $  (2,667)  -
Additional paid-in capital . . . . . . . . . . . . . .  $ (42,666)  -

                                   F-8
 The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004


1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (the "Company") is a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of food products. Sales of the Company's food products commenced in fiscal year 1997. During the year ended June 30, 2004, the Company has become a representative  for  imported  and  domestic  consumer  product  companies.
2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------
     Revenue  Recognition
Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

 Cash

 The  Company  has  no  requirement  for  compensating  balances.
Restricted  Cash

At June 30, 2004, the Company had restricted cash of $200,120 pledged to support a bank credit facility.

Trade  Accounts  Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. The trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------
Trade  Accounts  Receivable,  Continued

The allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms.As of June 30, 2004 and 2003 the Company did not establish an allowance for doubtful accounts.

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

                                       Estimated
                                        Useful
                                         Life
                                         ----
Computer equipment                      3 years
Furniture and fixtures                  3 years

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------
Intangible  Assets

Intangible assets included two patents and a trademark, which were recorded at cost and amortized on a straight line basis over the five-year estimated useful lives of the assets through the year ended June 30, 2002. The original cost of the intangible assets is $11,692. Those intangible assets were written off during the year ended June 30, 2004. Accumulated amortization through the year ended June 30, 2002 was $6,400. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets effective for the year ended June 30, 2003. In accordance with SFAS No. 142, the Company ceased amortizing its intangible assets during the year ended June 30, 2003.

Impairment  of  Long-Lived  Assets  and  Identifiable  Intangible  Assets

The Company annually evaluates its long-lived assets and identifiable intangible assets, such as its patents and trademark for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized The Company wrote-off the two patents and the trademark as the products they were related to were no longer being pursued as viable products. The amount of the intangible assets impairment write-off was $5,292 which was the remaining value and is included in the general and administrative expenses.

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------
Stock-Based  Compensation

The  Company has an informal stock option plan, which is described more fully in
Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, the Company recognizes non-employee stock-based compensation or payments using a fair market value methodology promulgated by SFAS 123, Accounting for Stock-Based Compensation, which standard also permits continued use of accounting for employee stock-based compensation using the intrinsic value methodology of accounting promulgated by APB 25. Under the intrinsic value method, no stock-based employee compensation cost is reflected in net loss for options granted under those plans that have an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize expense related to options granted that have an exercise price that is below the market price of the underlying stock and for options issued to non-employees. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation for each of the two years in the period ending June 30, 2004. There was no employee stock-based compensation grants issued in the years ended June 30, 2004 and 2003.
                                               For the Years Ended June 30,
                                                    -----------------
                                                    2004         2003
                                                    ----         ----

Net loss:
   As reported. . . . . . . . . . . . .         $(1,791,922)  $(677,093)
      Less: total stock-based employee
        compensation expense determined
        under fair-value-based method,
        net of related tax effect. . . .            (12,500)    (25,000)
                                                 -----------  ----------
Pro forma net loss . . . . . . . . . . .        $(1,804,422)  $(702,093)
                                                ============  ==========
Loss per share, basic and diluted:
As reported. . . . . . . . . . . . . . . . . .  $     (0.05)  $   (0.03)
                                                ============  ==========
Pro forma. . . . . . . . . . . . . . . . . . .  $     (0.05)  $   (0.03)
                                                ============  ==========

Advertising  Costs
Advertising costs are expensed as incurred. There were no advertising costs during 2003 and 2002.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------
Shipping  Costs

Freight-out costs are included in selling expenses and were $7,832 and $9,806 for each of the two years ended June 30, 2004 and 2003, respectively.

Use  of  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumptions that have been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statements.

Product  Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients, taste and market testing. The costs of these activities are expensed as incurred and for the years ended June 30, 2004 and 2003 were $32,549 and $10,504 , respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' deficit.

Recent  Accounting  Pronouncements

In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 provides guidance for applying Accounting Research Bulletin No. 51, Consolidated Financial Statements to certain entities in which: (a) equity investors as a group do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties, or (b) do not have the characteristics of a controlling financial interest. Entities subject to FIN 46 are called variable interest entities ("VIEs"). FIN 46 requires an existing unconsolidated variable interest entity to be consolidated by its primary beneficiary if it does not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------

Recent  Accounting  Pronouncements,  Continued

majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. Variable interests are those investments or other interests, such as fees to collateral managers or providers of guarantees that will absorb some or all of an entity's expected losses or expected residual returns. FIN 46 also requires disclosures about VIE's by both primary beneficiaries and other holders of variable interests.

In December 2003, the FASB issued a revised interpretation ("FIN 46R"). Among other things, FIN 46R provides clarified guidance regarding the calculation of a VIE's expected losses and expected residual returns and removes the bias against fees paid to decisions makers, such as collateral managers, that was present in the original interpretation. Since the Company has no interests in variable interest entities at December 31, 2003, it did not need to apply the provisions of the original interpretation as of December 31, 2003. The Company will apply the revised interpretation as of March 31, 2004. As described in Note 8 - Subsequent Events, Lease Commitments, there is a lease transaction with an entity that may be considered as a VIE when the lease agreements are finalized, which will be sometime in the second half of 2004.

In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted this statement and does not intend to as the Company will continue to follow the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees for its recognition of expense for stock-based compensation.

3.     TRADE  ACCOUNTS  RECEIVABLE
       ---------------------------

The Company, as needed provides an allowance for doubtful accounts, returns and allowances. No allowance for doubtful accounts was required as of June 30, 2004 and 2003.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



4.     INVENTORIES
       -----------
Inventories  consisted  of  the  following  at  June  30,  2004  and  2003:



                                                      2004     2003
                                                      ----  ----------
Packaging materials. . . . . . . . . . . . . . . . .     -  $ 124,546


Finished goods . . . . . . . . . . . . . . . . . . .     -          -
                                                      ----  ----------
                                                         -    124,546
Less: reserve for obsolete and slow moving inventory     -   (124,546)
                                                      ----  ----------
TOTAL INVENTORIES, NET . . . . . . . . . . . . . . .     -          -
                                                      ====  ==========

The reserve for obsolete and slow moving inventory was based on estimates of the usage of the various types of packaging materials that were based on management's projected sales plans. Past Company's sales plans did not materialize and sales of the product were non-existent; therefore, the the inventory was written off against the related reserve for obsolete and slow moving inventory.

5.     PROPERTY  AND  EQUIPMENT
       ------------------------
Property  and  equipment  consisted  of  the  following:

                                 2004     2003
                                -------  -------
Computer equipment . . . . . .  $35,090  $35,090
Furniture and fixtures . . . .    2,424    2,424
                                -------  -------
                                 37,514   37,514
Less: accumulated depreciation   37,073   36,842
                                -------  -------
TOTAL PROPERTY AND EQUIPMENT .  $   441  $   672
                                =======  =======



Depreciation expense for the years ended June 30, 2004 and 2003 was $231 and $3,983, respectively.

6.     ACCRUED  PAYROLL
       ----------------

During the year ended June 30, 2004, the Company recognized compensation expense to its two officers and sole employees of $149,333. This compensation amount has been partially paid with the issuance of restricted common stock. The unpaid portion of the salaries for the year ended June 30, 2004 have been recorded as accrued payroll amounting to $64,000.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004

7.     NOTES  PAYABLE
       --------------

Notes  Payable  -  Third  Party

The Company had two notes payable to Volkl Investments, LLC with an interest rate of 10% per annum, uncollateralized, with both principal and interest due on demand amounting to a total of $34,788 as of June 30, 2003. The notes were satisfied during the fiscal year ended June 30, 2004.

Notes  Payable  -  Related  Party

Notes  payable  -  related  party  at  June  30,  2004 and 2003  are as follows:

                                                          2004    2003
                                                      --------  ------
Note payable to a related party, who is a
 consultant and major shareholder with an
 effective interest rate of 20% per annum;
 collateralized by the Company's accounts
 receivable resulting from the shipment to Sam's
 Club, one of the Company's main customers; due
 upon receipt of payment from Sam's Club at the
 rate of $5,000 per shipment. The loan is due on
 December 15, 2004.. . . . . . . . . . . . . . . . .  $200,000       -

Note payable to a related party, who is a
 consultant and major shareholder with an interest
 rate of 5% per annum; collateralized by the
 Company's accounts receivable for the payment
 from Sam's Club, one of the Company's main
 customers. The loan was due on July 15, 2004
 and is now payable on demand. . . . . . . . . . . .    55,506       -

Note payable to related party who is an officer,
 director and major shareholder; the note is
 uncollateralized with no interest. The note is due
 on December 31, 2004. . . . . . . . . . . . . . . .    25,198  41,492

Note payable to related party who is an officer,
 director and major shareholder; uncollateralized
 with no interest; due on December 31, 2004. . . . .    25,199  17,754

Note payable to a related party, who is a
 consultant and major shareholder, is
 uncollateralized with an interest rate of 16.5 %
 per annum. The note is due on demand. . . . . . . .         -  15,998

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004


7.     NOTES  PAYABLE,  CONTINUED
       --------------------------

Notes  Payable  -  Related  Party,  Continued

                                                        2004      2003
                                                    --------  --------
Note payable to Dorset Investment Corporation,
 an entity controlled by an officer and director
 who is a major shareholder of the Company, with
 an interest rate of 10% per annum,
 uncollateralized, with principal and interest due
 on December 31, 2003. . . . . . . . . . . . . . .         -  $ 45,470
                                                    --------  --------
NOTES PAYABLE - RELATED PARTIES. . . . . . . . . .  $305,903  $120,714
                                                    ========  ========


All notes payable both related party and third party amounting to $305,903 have maturities that are due during the year ending June 30, 2005.
Third party interest expense for the years ended June 30, 2004 and 2003 was $26,861 and $10,677, respectively. Related party interest expense for the years ended June 30, 2004 and 2003 was $9,545 and $4,143, respectively.
8.     DEFERRED  INCOME  TAXES
       -----------------------

The  components  of  the  provision  for  income  taxes  are  as  follows:

           For  the  Years  Ended  June  30,
           ---------------------------------
                       2004  2003
                       ----  ----

Current tax expense:
Federal . . . . . . .     -     -
State . . . . . . . .  $800  $800
                       ----  ----
                        800   800
                       ----  ----
Deferred tax expense:
Federal . . . . . . .     -     -
State . . . . . . . .     -     -
                       ----  ----
                          -     -
                       ----  ----
TOTAL PROVISION . . .  $800  $800
                       ====  ====

                                     F-17

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



8.     DEFERRED  INCOME  TAXES,  CONTINUED
       -----------------------------------
Significant components of the Company's deferred income tax assets and liabilities at June 30, 2004 and 2003 are as follows:

                             For  the  Years  Ended  June  30,
                             ---------------------------------
                                    2004          2003
                                    ----          ----

Deferred income tax assets:
Net operating loss carryforward  $ 1,903,073   $ 1,747,201
Allowance and reserves. . . . .            -        53,356
Depreciation. . . . . . . . . .        1,275         1,551
Accrued expenses. . . . . . . .       27,418             -
Other . . . . . . . . . . . . .          272           272
                                 ------------  ------------
Total deferred income tax asset    1,932,038     1,802,380
Valuation allowance . . . . . .   (1,932,038)   (1,802,380)
                                 ------------  ------------
NET DEFERRED INCOME TAX ASSET .            -             -
                                 ============  ============




The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $129,659 during the year ended June 30, 2004.
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:



                                           For the Years Ended June 30,
                                          -----------------------------
                                                2004                2003
                                    -----------------------------  -------
Tax expense at U.S. statutory rate                        (34.0)%  (34.0)%
State tax provision. . . . . . . .                             -      0.1
Other. . . . . . . . . . . . . . .                             -      0.2
Stock-based compensation . . . . .                          28.3        -
Change in valuation allowance. . .                           5.8     33.8
                                    -----------------------------  -------
EFFECTIVE INCOME TAX RATE. . . . .                           0.1%     0.1%
                                    =============================  =======



The Company also has federal and state net operating loss carryforwards of $4,247,181 and $4,237,083, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2005, respectively.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



9.     COMMITMENTS
       -----------
The Company rents its corporate office on a month to month basis. Rental expense was $6,449 and $15,984 for the years ended June 30, 2004 and 2003, respectively.

10.     CONTINGENCIES  AND  CONCENTRATIONS
        ----------------------------------
     Financial  Results,  Liquidity  and  Management's  Plan  (Unaudited)

The Company has incurred net losses since inception and for the years ended June 30, 2004 and 2003 the net losses were $(1,791,922) and $(677,093), respectively. Despite its negative cash flows from operations of $(236,931) and $(87,739) for fiscal years 2004 and 2003, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the year ended June 30, 2004, the Company financed its operations through loans from officers and others. It has financed its initial imported product sales through an irrevocable standby letter of creditThe Company may offer shares of its common stock during the fiscal year ended June 30, 2005 to raise additional capital.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities, borrowing, and the presence of the irrevocable standby letter of credit, or that the sale of the new products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Irrevocable  Standby  Letter  of  Credit

At June 30, 2004 the Company had an outstanding irrevocable standby letter of credit for an amount not exceeding $200,000. This irrevocable standby letter of credit expires on February 14, 2005 and is collateralized by the Company's certificate of deposit amounting to $200,120 at June 30, 2004 with the same bank that issued the irrevocable standby letter of credit. The Company has authorized the bank to look to the restricted certificate of deposit, if any obligations arising from the standby letter of credit go unpaid by the Company

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



10.     CONTINGENCIES  AND  CONCENTRATIONS,  CONTINUED
        ----------------------------------------------

     Irrevocable  Standby  Letter  of  Credit,  Continued

resulting from its purchases of inventory from third parties. The fair value of this letter of credit approximates its contract value based on the nature of the fee arrangement with the issuing banks.

     Litigation

The Company is, from time to time, involved in various lawsuits arising in the ordinary course of its business that will not, in the opinion of management,


have  a  material  effect  on  the  Company's  results  from  operations.

     Concentration  of  Credit  Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company has sold products in the year ended June 30, 2004 to a single large retailer. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. its one customer accounted for 100% of the Company's sales and accounts receivable for the year ended June 30, 2004. Two customers each accounted for more than 10% each of revenues and trade accounts receivable and combined totaled 88% of revenues and 100% of the trade receivables for the year ended June 30, 2003.
Risks Associated with Concentrations in the Available Sources of Supply of Materials

The sole product that was sold by the Company during the year ended June 30, 2004 is available from a limited number of suppliers located exclusively in foreign countries that are subject to civil unrest. The inability to obtain products as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004

11.     STOCK-BASED  COMPENSATION,  CONTINUED
        -------------------------------------
The following table summarizes information about stock options granted and outstanding at June 30, 2004 and 2003, and changes during the years then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.



                                            Weighted
                                             Average
                               Shares    Exercise Price
                              ---------  ---------------
Balance, June 30, 2002 . . .  5,550,000  $          0.40
Granted. . . . . . . . . . .          -                -
Exercised. . . . . . . . . .          -                -
Canceled . . . . . . . . . .          -                -
                              ---------  ---------------
Balance, June 30, 2003 . . .  5,550,000             0.40
Granted. . . . . . . . . . .          -                -
Exercised. . . . . . . . . .          -                -
Canceled . . . . . . . . . .          -                -
                              ---------  ---------------
BALANCE, JUNE 30, 2004 . . .  5,550,000  $          0.40
                              =========  ===============
Exercisable at June 30, 2003  5,500,000  $          0.40
                              =========  ===============
Exercisable at June 30, 2004  5,500,000  $          0.40
                              =========  ===============

The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods. There were no options granted in the years ended June 30, 2004 and 2003.
The Black-Scholes options valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



11.     STOCK-BASED  COMPENSATION,  CONTINUED
        -------------------------------------
Summary  information  about  the Company's options outstanding at June 30, 2004:
                 Stock                                    Stock
          Options  Outstanding                   Options  Exercisable
 ----------------------------------------------   --------------------

                           Weighted
 Average                   Average
 Options                  Remaining    Average
 Exercise    Number     Contractual    Exercise               Exercise
  Price    Outstanding      Life        Price     Outstanding   Price
---------  -----------  ------------  ----------  ------------  -----
0.25. . .  3,750,000           3.5  $       0.25   3,750,000  $       0.25
0.75. . .  1,800,000           6.2  $       0.75   1,800,000  $       0.75
           ---------                              ----------
           5,550,000.         4.40  $       0.40   5,550,000  $       0.40
==========                                       ============



12.     DISCLOSURES  ABOUT  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS
        ------------------------------------------------------------
The estimated fair value amounts of all financial instruments on the Company's June 30, 2004 and 2003 balance sheets have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

    Cash  and  Other

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



13.     LOSS  PER  SHARE
        ----------------
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
The  computations  of  basic  and  diluted loss per common share are as follows:
                                           For  the  Years  Ended  June  30,
                                           -------------------------------
                                                 2004           2003
                                                 ----           ----

Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders .  $(1,791,922)  $  (677,093)
Denominator:
Weighted average shares - basic and diluted   33,870,885    26,706,072
                                             ------------  ------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $     (0.05)  $     (0.03)
                                             ============  ============

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.
Common  shares  reserved  for  future  issuance  are  as  follows:



                                               For the Years Ended June 30,
                                              ----------------------------
                                                    2004                2003
                                        ----------------------------  ---------
Shares of common stock issuable under:
Employee stock options . . . . . . . .                     5,050,000  5,050,000
Nonemployee stock options. . . . . . .                       500,000    500,000
                                        ----------------------------  ---------
TOTAL SHARES OF COMMON STOCK ISSUABLE.                     5,550,000  5,550,000
                                        ============================  =========

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



14.     STOCK  TRANSACTIONS
        -------------------

     Shares  Issued  for  Services

During the year ended June 30, 2004, the Company issued 8,425,000 shares of common stock to thirty seven individuals for various types of consulting services. The shares were recorded at their fair value as of the date of issuance which ranged from $0.10 to $0.28. Accordingly, the Company recognized $1,457,000 in various consulting expenses during the year ended June 30, 2004. During the year ended June 30, 2004, the Company issued 2,039,917 restricted shares of common stock to nine individuals for various types of consulting services. The shares were recorded at their fair value as of the date of issuance which ranged from $0.014 to $0.078. Accordingly, the Company recognized $105,198 in various consulting expenses during the year ended June 30, 2004.

During  the  year  ended  June  30,  2003, the Company issued 580,000 restricted shares of common stock to five different groups for investor relations services. The shares were recorded at their fair value as of the date of
issuance  which  was  $0.02.   Accordingly,  the  Company  recognized  $400  of
commissions expense and $11,200 of shareholder relationsexpense during the year ended June 30, 2003.

During the year ended June 30, 2003, the Company issued 385,000 shares of common stock to two different groups for product development and consulting and professional fees. The shares were recorded at their fair value as of the date of issuance. Accordingly, the Company recognized $3,750 of product development and $54,000 of consulting and professional expense.
During the year ended June 30, 2003, the Company issued 305,000 shares of common stock to two different groups for investor relations fees. Of the shares issued, 40,000 were recorded at $0.235 per share, 165,000 were recorded at $0.19 per share, 60,000 were recorded at $0.25 per share and 40,000 were recorded at $0.02 per share, all were based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $56,550 of shareholder relations expense.

Shares  Issued  in  Satisfaction  Compensation

During the year ended June 30, 2004, the Company issued 2,666,667 restricted shares of common stock to its two officers and sole employees in lieu of wages. The shares were recorded at their fair value as of the date of issuance which was $0.017. Accordingly, the Company recognized $45,333 in compensation expense during the year ended June 30, 2004.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



14.     STOCK  TRANSACTIONS,  CONTINUED
        -------------------------------
Shares  Issued  in  Satisfaction  Compensation,  Continued
During the year ended June 30, 2003, the Company issued 2,670,434 shares of common stock to its two officers and one employee in lieu of wages. Of those shares 1,721,738 were issued to the two officers and 948, 696 were issued to the employee, all of whom are Related Parties. Of the share 1,939,999 were issued at $0.075 per share and 730,435 were issued at $0.115 per share. Accordingly, the Company recognized officer salaries for the year of $150,000, office salaries for the year of $66,000 and the satisfaction of accrued payroll of $13,500.

Shares  Issued  in  Satisfaction  of  Notes  Payable

During the year ended June 30, 2004, the Company issued 345,250 restricted shares of common stock in settlement of two notes payable to a third party with combined principal and accrued interest of $34,525. The shares were recorded at their fair value as of the date of issuance which was $0.051. The settlement of the notes payable for stock was for an amount , the discounted (95%) fair market value of the Company's stock was lower than the valuation of the shares issued. At the time of the settlement of the notes payable and related accrued interest, the note did not contain a convertible feature, accordingly thedifference between the settlement amount and the value of the stock benefit received by the Company has been recorded as other income. The amount of other income recorded on the date of conversion was $16,814.

During the year ended June 30, 2004, the Company issued 2,458,984 restricted shares of common stock as payment for notes payable to related parties with a principal and accrued interest balance of $245,898. The shares were recorded at the aggregate carrying amount of these related party notes, which approximates fair value at the date of conversion.
Additional Shares Issued to Shareholders for Voluntarily Restricting Their Existing Shares

During the year ended June 30, 2004, the Company issued 58,700 shares of common stock to certain shareholders who voluntarily allowed their already owned shares to be restricted for one year period. The shares issued for this lock-up agreement were recorded at prices ranging from $0.048 to $0.059 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $3,240 of shareholder relations expense

During the year ended June 30, 2003, the Company issued 612,465 shares of common stock to shareholders who voluntarily allowed their already owned shares to be restricted for one yearperiod. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $12,249 of shareholder relations expense.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



15.     GENERAL  AND  ADMINISTRATIVE  EXPENSE
        -------------------------------------
General and administrative expense for each of the two years in the period ended June 30, 2004 are as follows:



                                                 For the Years Ended June 30,
                                                -----------------------------
                                                      2004                 2003
                                          -----------------------------  --------
Marketing. . . . . . . . . . . . . . . .  $                     756,300         -
Consulting and professional fees . . . .                        508,847  $ 54,000
Officers' salaries . . . . . . . . . . .                        149,333   150,000
Accounting . . . . . . . . . . . . . . .                        124,597    31,470
Other. . . . . . . . . . . . . . . . . .                        157,147   192,086
                                          -----------------------------  --------
TOTAL GENERAL AND ADMINISTRATIVE EXPENSE  $                   1,696,224  $427,556

                                          =============================  ========

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2004 AND 2003 AND
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004



16.     INTERIM  FINANCIAL  DATA  (UNAUDITED)
        -------------------------------------
The follow are the results of the Company's operations by each fiscal quarter in thousands except for per share data:


                         First Quarter Second Quarter Third Quarter Fourth Quarter
                           Sep 30, 2003  Dec 31, 2003  Mar 31, 2004 Jun 30, 2004   Total
                           ------------  ------------  ------------ ------------  -------
Net sales . . . . . . . .            -             -             -   $        46   $    46
Gross profit. . . . . . .            -             -             -   $         7         7
Operating expenses. . . .  $       784   $       370   $       377   $       241     1,772

Net loss. . . . . . . . .  $      (789)  $      (375)  $      (376)  $      (252)   (1,792)

Shares used in per-
share calculations, basic
 and diluted. . . . . . .   27,426,434    31,755,833    34,785,922    35,585,811
Net loss per share, basic
 and diluted. . . . . . .  $    (0.029)  $    (0.012)  $    (0.011)  $    (0.007)

                                       F-27

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosures.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

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

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.



Name                                                  Age  Position (1)       Since

Richard Damion . . . . . . . . . . . . . . . . . . .   60                     1996
    Chairman, CEO, Secretary, Treasurer and Director

Joseph R. Rodriguez, Jr. . . . . . . . . . . . . . .   55  President and Director    1996

Robert George. . . . . . . . . . . . . . . . . . . .   69  Director                  2001
----------------------------------------------------  ---  -----------------------  -----



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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:



Name and principal                                                   Known failures to
position                            Number of      Transactions not  file a required
                                  late reports     timely reported        form

Richard Damion, Chairman . . .                  0                 1                1
------------------------------  -----------------  ----------------  ---------------
Joseph R. Rodriguez, Jr., Dir.                  0                 1                1
------------------------------  -----------------  ----------------  ---------------
Robert George. . . . . . . . .                  0                 1                1
------------------------------  -----------------  ----------------  ---------------




ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our officers and directors.

                            ANNUAL COMPENSATION TABLE

                           Annual  Compensation                  Long  Term  Compensation
                           --------------------                  ------------------------
                                                  Other
                                                  Annual Restricted                      All  Other
                        Fiscal                    Compen-  Stock     Options/   LTIP        Compen-
Name          Title      Year     Salary   Bonus  sation   Awarded   SARs (#)  payouts ($)  sation
----------  ---------  ---------  -------  -----  ------  ---------  --------  -----------  ------


Richard. .  CEO,       2001-2002  $61,262      0       0    375,000         0            0       0
 Damion. .  President  2002-2003  $     0      0       0  1,014,492         0            0       0
            Director   2003-2004  $     0      0       0  1,666,667   800,000            0       0

Joseph R
Rodriguez,  CFO        2001-2002  $37,000      0       0    375,000         0            0       0
 Jr. . . .  Director   2002-2003  $     0      0       0    707,246         0            0       0
                       2003-2004  $     0      0       0  1,000,000   800,000            0       0


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of November 12, 2004 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.


Name and Address                         Common    Percent of
                                         Shares     Class (1)
Richard Damion (2)
170 Newport Center Drive, Suite 260
Newport Beach, CA  92660
                                        8,718,351       17.12%
                                       ----------  -----------
Joseph r. Rodriguez, Jr. (3)
170 Newport Center Drive, Suite 260
Newport Beach, CA  92660
                                        7,580,212       14.87%
                                       ----------  -----------
Robert George
170 Newport Center Drive, Suite 260
Newport Beach, CA  92660
                                        1,450,000        2.96%
                                       ----------  -----------
All executive officers and directors
as a group (three). . . . . . . . . .  17,748,563       33.51%
-------------------------------------  ----------  -----------



(1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 8,718,351 common shares held by Mr. Damion, 6,718,351 shares are owned outright. The remaining 2,000,000 shares are shares which can be acquired by Mr. Damion through the exercise of options.

(3) Of the 7,580,212 common shares held by Mr. Rodriguez, 5,580,212 shares are owned outright. The remaining 2,000,000 shares are shares which can be acquired by Mr. Rodriguez through the exercise of options.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

- Receipt of stock compensation by the officers and directors of IFPG as set forth in the executive compensation table;

- The receipt of 899,182 shares of common stock by Joseph R. Rodriguez, Jr., for cancellation of debt owed to Mr. Rodriguez by IFPG.

- The receipt of 362,371 shares of common stock by Richard Damion for cancellation of debt owed to Mr. Damion by IFPG.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

None

(b)  Exhibits
     14.1  Code  of  Ethics
     31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

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

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended

June 30, 2003 was approximately $25,000.
The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2004 was approximately $25,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2003 and 2004.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2003 and 2004 were $0 and $0 respectively.

                                    SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.


By:  /s/ Richard Damion
     --------------------------------------------
     Richard  Damion,  Chief  Executive  Officer

     Date:     November  12,  2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Richare Damion
     -----------------------------------------
     Richard  Damion,  Director  and
     Principal  Executive  Officer
     Date:     November  12,  2004


By:  /s/ Joseph R. Rodriguez, Jr.
     ------------------------------------------
     Joseph  R.  Rodriguez,  Jr.  Director  and
     Principal  Financial  Officer
     Principal  Accounting  Officer
     Date:     November  12,  2004