Form 10QSB
period 2004-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2004-11-22
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  quarterly  period  ended  September  30,  2004

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


      170 NEWPORT CENTER DRIVE, SUITE 260, NEWPORT BEACH, CALIFORNIA 92660
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                  (949)759-7775
                                  -------------
                 Issuer's telephone number, including area code

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

The  number  of  shares outstanding of Registrant's common stock as of September
30,  2004  was:  43,346,220.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                              FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      ---------------------------------------------------------------------

Financial Statements of International Food Products Group, Inc.:
Balance Sheet, September 30, 2004. . . . . . . . . . . . . . . .  F-3
Statements of Operations For the Three-Month Periods
 Ended September 30, 2004 and 2003 . . . . . . . . . . . . . . .  F-4
Statements of Cash Flows For the Three-Month Periods
 Ended September 30, 2004 and 2003 . . . . . . . . . . . . . . .  F-5

Notes to the Financial Statements. . . . . . . . . . . . . . . .  F-7

                                 F-2

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                                 BALANCE SHEET
                           AS OF SEPTEMBER 30, 2004
 -------------------------------------------------------------------------

                             Assets
Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . .  $     7,894
Inventories, net . . . . . . . . . . . . . . . .      162,965
Prepaid expenses . . . . . . . . . . . . . . . .       32,950
Restricted cash. . . . . . . . . . . . . . . . .      200,624
                                                  ------------
Total current assets . . . . . . . . . . . . . .      404,433
Property and equipment, net. . . . . . . . . . .            -
Other asset. . . . . . . . . . . . . . . . . . .            -
                                                  ------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .  $   404,433
                                                  ============
                 Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable . . . . . . . . . . . . .  $   407,664
Accrued payroll. . . . . . . . . . . . . . . . .      115,000
Other accrued expenses . . . . . . . . . . . . .       26,248
Notes payable - third parties. . . . . . . . . .      210,806
Notes payable - related parties. . . . . . . . .      110,888
                                                  ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . .      870,606
                                                  ------------
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 50,000,000 shares
 authorized; 43,346,220 shares issued and
 outstanding at September 30, 2004 . . . . . . .       43,346
Additional paid-in capital . . . . . . . . . . .    5,730,275
Accumulated deficit. . . . . . . . . . . . . . .   (6,239,794)
                                                  ------------
TOTAL SHAREHOLDERS' DEFICIT. . . . . . . . . . .      466,173
                                                  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT. . .  $   404,433
                                                  ============

The accompanying notes are an integral part of the financial statements.

                 INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF OPERATIONS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------------------------

                                             For the               For the
                                           Three-Month           Three-Month
                                           Period Ended          Period Ended
                                        September 30, 2004    September 30, 2003
                                       --------------------  -------------------
Gross sales . . . . . . . . . . . . .                    -   $                 -
Less: returns, discounts and
 allowances . . . . . . . . . . . . .                    -                     -
                                       --------------------  -------------------


Net sales . . . . . . . . . . . . . .                    -                     -
Cost of good sold . . . . . . . . . .                    -                     -
                                       --------------------  -------------------
Gross profit. . . . . . . . . . . . .                    -                     -
Selling expenses. . . . . . . . . . .  $            50,798                 2,044
General and administrative expenses .              166,158                52,449
Shares issued for consulting services                    -               729,050
                                       --------------------  -------------------
LOSS FROM OPERATIONS. . . . . . . . .             (216,956)            (783,543)
                                       --------------------  -------------------
Other income (expense):
Interest expense. . . . . . . . . . .                    -               (1,886)
Interest expense - related party. . .                    -               (3,290)
Interest income . . . . . . . . . . .                  504                   161
                                       --------------------  -------------------
Total other expense . . . . . . . . .                  504               (5,015)
                                       --------------------  -------------------
LOSS BEFORE PROVISION FOR INCOME
 TAXES. . . . . . . . . . . . . . . .             (216,452)            (788,558)
Provision for income taxes. . . . . .                    -                 (800)
                                       --------------------  --------------------
NET LOSS. . . . . . . . . . . . . . .  $          (216,452)  $         (789,358)
                                       ====================  ====================
NET LOSS PER SHARE, BASIC AND DILUTED  $            (0.005)  $           (0.029)
                                       ====================  ===================
SHARES USED IN PER-SHARE CALCULATION,
 BASIC AND DILUTED. . . . . . . . . .           42,596,779            27,426,434
                                       ====================  ===================

The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        STATEMENTS OF CASH FLOWS
    FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                  For the               For the
                                                Three-Month           Three-Month
                                                Period Ended          Period Ended
                                             September 30, 2004    September 30, 2003
                                            --------------------  --------------------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . .  $          (216,452)  $          (789,358)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Depreciation . . . . . . . . . . . . . . .                  441                   155
Interest accrued on notes payable. . . . .                    -                 3,434
Interest accrued on note payable -
 related party . . . . . . . . . . . . . .                    -                 1,751
Shares issued for services . . . . . . . .              110,250               729,050
Shares issued for shares voluntarily
 exchanged for restricted shares . . . . .                    -                   799
Decrease (increase) in assets:
Prepaid expenses . . . . . . . . . . . . .              (31,271)                    -
Trade accounts receivable. . . . . . . . .               44,784                46,730
Inventories. . . . . . . . . . . . . . . .             (162,965)                    -
Increase (decrease) in liabilities:
Accounts payable . . . . . . . . . . . . .              195,924               (73,365)
Accrued expenses . . . . . . . . . . . . .               51,896                25,200
                                            --------------------  --------------------
NET CASH USED IN OPERATING ACTIVITIES. . .               (7,393)              (55,604)
                                            --------------------  --------------------
Cash flows from investing activities:
Change in restricted cash. . . . . . . . .                 (504)                    -
                                            --------------------  --------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.                 (504)                    -
                                            --------------------  --------------------
Cash flows from financing activities:
Proceeds from issuance of note payable -
 related party . . . . . . . . . . . . . .               15,791                21,350
Proceeds from issuance of a note payable -
 third party . . . . . . . . . . . . . . .                    -                32,000
Payment on a note payable from a related
 party . . . . . . . . . . . . . . . . . .                    -               (13,383)
                                            --------------------  --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.               15,791                39,967
                                            --------------------  --------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.                7,894               (15,637)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR. . . . . . . . . . . . . . . . . . .                    -                15,722
                                            --------------------  --------------------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,
 2004                                       $             7,894   $                85
                                            ====================  ====================

        The accompany notes are an integral part of the financial statements.
                                      F-5

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
-------------------------------------------------------------------------------


                     Supplemental Disclosures of Cash Flow Information

                                                      For the               For the
                                                    Three-Month           Three-Month
                                                    Period Ended          Period Ended
                                                 September 30, 2004    September 30, 2003
                                                --------------------  --------------------
Interest paid - third parties                                     -                     -
Income taxes paid. . . . . . . . . . . . . . .                    -   $               800


       Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses. . . . . .  $           110,250   $           729,050
Common stock . . . . . . . . . . . . . . . . .  $            (1,275)  $            (4,265)
Additional paid-in capital . . . . . . . . . .  $          (108,975)  $          (724,785)

Issuance of shares for shares voluntarily
 exchanged for restricted 144 shares:
General and administrative expenses. . . . . .                    -   $               799
Common stock . . . . . . . . . . . . . . . . .                    -   $               (33)
Additional paid-in capital . . . . . . . . . .                    -   $              (766)

      The accompanying notes are an integral part of the financial statements.

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      ---------------------------------------------------------------------


1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (the "Company") was a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997.

During the three-month period ended September 30, 2004, the Company has continued its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company expects the sales of these new products to begin shortly with the expectation of rapidly growing sales revenues.
2.     BASIS  OF  PRESENTATION
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2004, the results of its operations for the three month periods ended September 30, 2004 and 2003 and cash flows for the three-month periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2004 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.     INVENTORIES
       -----------
Inventories  at  September  30,  2004  consisted  of  packaging  materials.

4.     PROPERTY  AND  EQUIPMENT
       ------------------------
Property and equipment at September 30, 2004 consisted of computer equipment and furniture and fixtures and has been fully depreciated.

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      ---------------------------------------------------------------------


5.     NOTES  PAYABLE  -  THIRD  PARTY  (CURRENT)
       ------------------------------------------
Notes payable - third party (current) at September 30, 2004 consisted of the following:

Note payable to Bruce Molnar without interest,
  uncollateralized, due on December 31,  2004.     $     210,806
                                                   ================
6.     RECONCILIATION  OF  EFFECTIVE  TAX  RATE
       ----------------------------------------
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                          For the              For the
                                        Three-Month          Three-Month
                                       Period Ended         Period Ended
                                    September 30, 2004   September 30, 2003
                                    -------------------  -------------------
Tax expense at U.S. statutory rate             (34.0) %             (34.0) %
State tax provision. . . . . . . .                  0.1                 0.1%
Other. . . . . . . . . . . . . . .                    -                 0.2%
Change in valuation allowance. . .                    -                33.8%
                                    -------------------  -------------------
EFFECTIVE INCOME TAX RATE. . . . .             (33.9) %                 0.1%
                                    ===================  ===================

7.     RELATED  PARTY  TRANSACTIONS
       ----------------------------
     Notes  Payable  -  Related  Party
Notes  payable - related party consisted of the following at September 30, 2004:
Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with an interest rate of 10% per annum. The note is
due  on  December  31,  2003.     $     110,888
                                  =============

Interest expense from related parties for the three-month period ended September 30, 2004 and 2003 was $- and $3,290, respectively.

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      ---------------------------------------------------------------------


8.     CONTINGENCIES  AND  CONCENTRATIONS
       ----------------------------------
     Financial  Results,  Liquidity  and  Management's  Plan
The Company has incurred net losses of $216,452 and $789,358, respectively for the three-month periods ended September 30, 2004 and 2003. Despite its negative cash flows from operations of $7,393 and $55,604 for the three-month periods ended September 30, 2004 and 2003, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the three-month period ended September 30, 2004, the Company financed its operations through loans from officers and others. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions from new products will provide sufficient liquidity for its fiscal 2004 operations. The Company may offer shares of its common stock during 2004 to raise additional capital.

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

9.     STOCK-BASED  COMPENSATION
       -------------------------
From time to time the Company has granted options to its officers and consultants to promote the success of the Company by providing the options' holders the opportunity to acquire an equity interest in the Company. The Company does not have a formal plan for granting options. The Company accounts for options granted to employees under the provisions of APB No. 25 and SFAS No. 123 for nonemployees.

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003



9.     STOCK-BASED  COMPENSATION,  CONTINUED
       -------------------------------------
The following table summarizes information about stock options granted and outstanding at September 30, 2004 and 2003, and changes during the three-month periods then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.

                                            Weighted
                                             Average
                                             Exercise
                                    Shares    Price
                                   ---------  ------
Balance, September 30, 2002 . . .  5,550,000  $ 0.40
Granted . . . . . . . . . . . . .          -       -
Exercised . . . . . . . . . . . .          -       -
Canceled. . . . . . . . . . . . .          -       -
                                   ---------  ------
Balance, September 30, 2003 . . .  5,550,000    0.40
Granted . . . . . . . . . . . . .          -       -
Exercised . . . . . . . . . . . .          -       -
Canceled. . . . . . . . . . . . .          -       -
                                   ---------  ------
BALANCE, SEPTEMBER 30, 2004 . . .  5,550,000  $ 0.40
                                   =========  ======
EXERCISABLE AT SEPTEMBER 30, 2003  5,400,000  $ 0.40
                                   =========  ======
EXERCISABLE AT SEPTEMBER 30, 2004  5,400,000  $ 0.40
                                   =========  ======



The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods. There were no options granted in the three-month period ended September 30, 2004.

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

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003



9.     STOCK-BASED  COMPENSATION,  CONTINUED
       -------------------------------------
Summary information about the Company's options outstanding at September 30, 2004:

                 Stock                                    Stock
          Options  Outstanding                   Options  Exercisable
 ----------------------------------------------   --------------------

                           Weighted
 Average                   Average
 Options                  Remaining    Average
 Exercise    Number     Contractual    Exercise               Exercise
  Price    Outstanding      Life        Price     Outstanding   Price
---------  -----------  ------------  ----------  ------------  -----
0.25. . .  3,750,000           4.2  $       0.25   3,750,000  $       0.25
0.75. . .  1,800,000           7.0  $       0.75   1,650,000  $       0.75
           ---------                              ----------
           5,550,000           5.11 $       0.41   5,400,000  $       0.40
           ==========                              =========


10.     LOSS  PER  SHARE
        ----------------
Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
The  computations  of  basic  and  diluted loss per common share are as follows:

                                                   For the               For the
                                                 Three-Month           Three-Month
                                                 Period Ended          Period Ended
                                              September 30, 2004    September 30, 2003
                                             --------------------  --------------------

Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $           216,452   $          (789,358)
                                             --------------------  --------------------
Denominator:
Weighted average shares - basic and diluted           42,596,779            27,426,434
                                             --------------------  --------------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $            (0.005)  $            (0.029)
                                             ====================  ====================

                   INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2004 AND
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
      ---------------------------------------------------------------------


10.     LOSS  PER  SHARE,  CONTINUED
        ----------------------------
The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two three-month periods presented.
Common  shares  reserved  for  future  issuance  are  as  follows:

                                             For the             For the
                                           Three-Month         Three-Month
                                           Period Ended        Period Ended
                                        September 30, 2004  September 30, 2003
                                        ------------------  ------------------
Shares of common stock issuable under:
Employee stock options . . . . . . . .           5,050,000           5,050,000
Nonemployee stock options. . . . . . .             500,000             500,000
                                        ------------------  ------------------
TOTAL SHARES OF COMMON STOCK ISSUABLE.           5,550,000           5,550,000
                                        ==================  ==================



11.     STOCK  TRANSACTIONS
        -------------------
     Shares  Issued  for  Services
During the three-month period ended September 30, 2004, the company issued 1,275,000 shares of its common stock to three individuals for consulting services. The fair value of these shares at the dates of issuance was $110,250, which is included in general and administrative expenses.
During the three-month period ended September 30, 2003, the Company issued 4,265,000 shares of common stock to 22 individuals for various type of consulting. The shares were recorded at $0.17 per share, based on the fair value of the stock at the date of issuance. Accordingly, the Company recognized $729,050 of consulting expense during the three-month period ended September 30, 2003.
During the three-month period ended September 30, 2003, the Company issued 32,058 shares of common stock to shareholders who voluntarily allowed the already owned shares to be restricted for one year. The shares issued for this lock-up agreement were recorded at $0.02 per share, based on the fair value of the stock at the date the shareholders agreed to the lock-up agreement. Accordingly, the Company recognized $643 of shareholder relations expense.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the quarters ended September 30, 2004, and September 30, 2003.

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


Results  of  Operations for the three-month periods ended September 30, 2004 and
--------------------------------------------------------------------------------
2003.
-----

Net Sales. Net sales for the three-month period ending September 30, 2004 compared to the three-month period ending September 30, 2003 remained $0.0. The Company's sales of its new Fractional Pack Coffee line were delayed an additional quarter. The Company began to ship this new line of products in October of 2004.

Cost of Sales. The Cost of Sales for the three-month period ending September 30, 2004 was $0.0, as compared to $0.0 for the three-month period ending
September  30,  2003.

Selling and Marketing Expenses. Selling expenses for the three-month period ending September 30, 2004 were $119,548, as compared to $462,344. Selling expenses decreased dramatically as the Company accelerated its development of its new coffee product lines and implemented its sales strategies partially offsetting non recurring marketing consulting fees in 2003.

General and Administrative expenses. General and Administrative expenses for the three-month period ending September 30, 2004 were $97,408, as compared to $321,199 for the three-month period ending September 30, 2003. In preparation to launch the Golden Choice(R) line of coffee products there was a increase in General and Administrative expenses in 2003.

Interest Income (Expense). Interest income for the three-month period ending September 30, 2004, compared to the three-month period ending September 30, 2003 increased from $(5,015) to $504. This increase in interest income was the result of decrease in outstanding notes payable and the interest earned on a pledged certificate of deposit.

Net Income (Loss). For the three-month period ending September 30, 2004, the Company had a net loss of $(216,452) or $0.005 per share as compared to a net loss of $(777,728) or $0.028 per share for the three-month period ending September 30, 2003. The decrease in loss was primarily due to decreased consulting services in the amount of $729,050 partially offset by an increase in sales and marketing expenses other than marketing consulting fees.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt.

Total assets increased from $8,029, at September 30, 2003, to $404,433, at September 30, 2004. This increase was due to a time deposit of $200,000 that is restricted and an increase in inventory of $162,965. The net result of unrestricted assets is an increase in total assets of approximately $203,809. Total liabilities increased from $510,132, as of the period ended September 30, 2003, to $870,606 for the period ended September 30, 2004. The net increase in Total liabilities was primarily due to an increase in accounts payable of $145,204, an increase in accrued payroll of $89,244 and an approximate increase of $126,000 in notes payable that were offset by a $200,000 restricted certificate of deposit.

The Total Shareholders Equity increased from $(502,103), as of September 30, 2003, to $(466,172) as of September 30, 2004.


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

     Not  applicable

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


INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.


Date:  November  19,  2004             /s/ Richard Damion
                                       -------------------------------
                                       Richard  Damion
                                       Chief Executive Officer

Date:  November  19,  2004             /s/ Joseph R. Rodriguez, Jr.
                                       --------------------------------
                                       Joseph  R.  Rodriguez,  Jr.
                                       Chief Financial Officer