Form 10QSB
period 2004-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-02-23
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  quarterly  period  ended  December 31,  2004

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

The  number  of  shares outstanding of Registrant's common stock as of December
31,  2004  was:  49,693,415.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                              FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004 AND
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004 AND
   FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND
                                      2003



Financial Statements of International Food Products Group, Inc.:

Balance Sheet, December 31, 2004                                       F-3

Statements of Operations For Each of the Three Month
  and Six-Month Periods Ended December 31, 2004 and 2003               F-4

Statements of Cash Flows For the Six-Month Periods Ended
  December 31, 2004 and 2003                                           F-5

Notes to the Financial Statements                                      F-6

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2004

                           Assets
Current assets:
Cash. . . . . . . . . . . . . . . . . . . . .  $     7,737
Accounts receivable - trade . . . . . . . . .      109,584
Inventories, net. . . . . . . . . . . . . . .       48,129
Prepaid expenses. . . . . . . . . . . . . . .        1,859
                                               ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . .  $   167,309
                                               ============
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable - trade. . . . . . . . . . .  $   258,186
Accrued payroll . . . . . . . . . . . . . . .      169,000
Other accrued expenses. . . . . . . . . . . .       87,196
Notes payable - related parties . . . . . . .      302,903
                                               ------------
TOTAL LIABILITIES . . . . . . . . . . . . . .      817,285
                                               ------------
Commitments and contingencies
Shareholders' deficit:
Common  stock: $.001 par value; 50,000,000
  shares authorized; 49,693,415 shares issued
  and outstanding at December 31, 2004. . . .       48,189
Additional paid-in capital. . . . . . . . . .    5,926,141
Accumulated deficit . . . . . . . . . . . . .   (6,624,306)
                                               ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . . .     (649,976)
                                               ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .  $   167,309
                                               ============

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
             FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                           DECEMBER 31, 2004 AND 2003



                                                            For the Three-Month            For the Six-Month
                                                          Periods Ended December 31,  Periods Ended December 31,
                                                          --------------------------  --------------------------
                                                              2004          2003          2004          2003
                                                          ------------  ------------  ------------  ------------
Gross sales. . . . . . . . . . . . . . . . . . . . . . .  $   204,384             -   $   204,384             -
Less: returns, discounts and allowances. . . . . . . . .         (727)            -          (727)            -
                                                          ------------  ------------  ------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .      203,657             -       203,657             -
Cost of good sold. . . . . . . . . . . . . . . . . . . .      239,297             -       239,297             -
                                                          ------------  ------------  ------------  ------------
Gross profit (loss). . . . . . . . . . . . . . . . . . .      (35,640)            -       (35,640)            -
Selling expenses . . . . . . . . . . . . . . . . . . . .      110,522       192,109       237,370       654,453
General and administrative expenses. . . . . . . . . . .      236,919       177,773       327,027       498,972
                                                          ------------  ------------  ------------  ------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . .     (383,081)     (369,882)     (600,037)   (1,153,425)
                                                          ------------  ------------  ------------  ------------
Interest income (expense):
Interest expense . . . . . . . . . . . . . . . . . . . .       (1,431)       (3,900)         (927)       (7,190)
Interest expense - related party . . . . . . . . . . . .            -        (1,507)            -        (3,393)
Interest income. . . . . . . . . . . . . . . . . . . . .            -             -             -           161
                                                          ------------  ------------  ------------  ------------
Total interest expense, net. . . . . . . . . . . . . . .       (1,431)       (5,407)         (927)      (10,422)
                                                          ------------  ------------  ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES . . . . . . . . .     (384,512)     (375,289)     (600,964)   (1,163,847)
Provision for income taxes . . . . . . . . . . . . . . .            -             -             -          (800)
                                                          ------------  ------------  ------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .  $  (384,512)  $  (375,289)  $  (600,964)  $(1,164,647)
                                                          ============  ============  ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED. . . . . . . . . .  $    (0.008)  $    (0.012)  $    (0.013)  $    (0.039)
                                                          ============  ============  ============  ============
SHARES USED IN PER-SHARE CALCULATION, BASIC AND DILUTED.   48,007,971    31,755,833    45,312,373    29,591,134
                                                          ============  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

                                                                                  For the Six-Month
                                                                              Periods Ended December 31,
                                                                              --------------------------
                                                                                   2004         2003
                                                                                ----------  ------------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(600,964)  $(1,164,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        441           164
Interest accrued on notes payable. . . . . . . . . . . . . . . . . . . . . . .          -         7,190
Interest accrued on note payable - related party . . . . . . . . . . . . . . .          -         3,393
Shares issued for services . . . . . . . . . . . . . . . . . . . . . . . . . .    288,168     1,018,880
Shares issued for payment of notes payable related party . . . . . . . . . . .     22,791             -
Shares issued for shares voluntarily exchanged for restricted shares . . . . .          -         1,973
Decrease (increase) in assets:
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (180)            -
Accounts receivable - trade. . . . . . . . . . . . . . . . . . . . . . . . . .    (64,800)       46,730
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (48,129)            -
Increase (decrease) in liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     46,446       (48,304)
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    166,844        47,408
                                                                                ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .   (189,383)      (87,213)
                                                                                ----------  ------------
Cash flows from investing activities:
Change in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .    200,120             -
                                                                                ----------  ------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .    200,120             -
                                                                                ----------  ------------
Cash flows from financing activities:
Proceeds from issuance of note payable to officers and related parties . . . .    150,949             -
Proceeds from issuance of a note payable - related party . . . . . . . . . . .          -        57,125
Proceeds from issuance of a note payable - third party . . . . . . . . . . . .          -        28,234
Payment on a note payable from a related party . . . . . . . . . . . . . . . .   (153,949)      (13,383)
                                                                                ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . .     (3,000)       71,976
                                                                                ----------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . .      7,737       (15,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . . .          -         3,727
                                                                                ----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . .  $   7,737   $   (11,510)
                                                                                ==========  ============
                    Supplemental Disclosures of Cash Flow Information
                                                                                  For the Six-Month
                                                                              Periods Ended December 31,
                                                                              --------------------------
                                                                                     2004          2003
                                                                                ----------  ------------
Interest paid - third parties. . . . . . . . . . . . . . . . . . . . . . . . .        927         7,190
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -   $       800


                Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .  $ 253,517     1,018,880
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,650             -
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (7,402)       (6,059)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .  $(280,765)   (1,012,821)

Issuance of shares for shares voluntarily exchanged for restricted 144 shares:
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .  $       -         1,973
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -           (91)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -        (1,882)

Issuance of shares in payment of debt:
Note payable - related party . . . . . . . . . . . . . . . . . . . . . . . . .  $  22,791             -
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (228)            -
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (22,563)            -

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003


1.     DESCRIPTION  OF  THE  COMPANY'S  BUSINESS
       -----------------------------------------
International Food Products Group, Inc. (the "Company") is a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997.
During the six-month period ended December 31, 2004, the Company has continued its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company's sales of these new products has commenced and the Company expects rapidly growing sales revenues.

2.     BASIS  OF  PRESENTATION
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2004, the results of its operations for the three-month and six-month periods ended December 31, 2004 and 2003 and cash flows for the six-month periods ended December 31, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2004 included in the Company's Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

3.     INVENTORIES
       -----------
Inventories  at  December  31,  2004  consisted  of  packaging  materials.

4.     PROPERTY  AND  EQUIPMENT
       ------------------------
Property and equipment at December 31, 2004 consisted computer equipment and furniture and fixtures and has been fully depreciated.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2004 AND
  FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

5.     RECONCILIATION  OF  EFFECTIVE  TAX  RATE
       ----------------------------------------
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                         For the Three Month and Six-Month
                                            Periods Ended December 31,
                                            -----------------------------
                                                   2004     2003
                                                  -------  -------
Tax expense at U.S. statutory rate                (34.0)%  (34.0)%
State tax provision. . . . . . . .                  -        -
Other. . . . . . . . . . . . . . .                  -        -
Change in valuation allowance. . .                 34.0     34.0
                                                 -------  -------
EFFECTIVE INCOME TAX RATE. . . . .                  - %     -  %
                                                 =======  =======



6.     RELATED  PARTY  TRANSACTIONS
       ----------------------------
     Notes  Payable  -  Related  Party
Notes payable - related party consisted of the following at December 31, 2004 are as follows:

Note payable to a related party, who is a
consultant and major shareholder with an
effective interest rate of 20% per annum;
collateralized by the Company's accounts
receivable resulting from the shipment to
Sam's Club, one of the Company's main
customers; due upon receipt of payment
from Sam's Club at the rate of $5,000
per shipment. The loan was due on December
15, 2004 and is now payable  on  demand.                      $     115,000

Note  payable to related party who is a
consultant and major shareholder with an
interest  rate  of  5%  per  annum;
collateralized  by  the  Company's accounts
receivable for the payment from Sam's Club,
one of the Company's main customers.
The  loan was due on July 15, 2004 and
is now payable on demand.                                            10,806

Note payable to a related party who is an
officer, director and major   shareholder;
the note is uncollateralized with no interest.
The note is due on December  31,  2004.                              50,198

Note payable to related party who is an
officer, director and major shareholder;
uncollateralized  with  no  interest;
due on December 31, 2004.                                           126,899
                                                              -------------
NOTES  PAYABLE  -  RELATED  PARTIES  (CURRENT)                $     302,903
                                                              =============

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003



7.     CONTINGENCIES  AND  CONCENTRATIONS
       ----------------------------------
     Financial  Results,  Liquidity  and  Management's  Plan  (Unaudited)
The Company has incurred net losses of $(600,964) and $(1,164,647), respectively for the six-month periods ended December 31, 2004 and 2003. Despite its negative cash flows from operations of $(189,383) and $(87,213) for the six-month periods ended December 31, 2004 and 2003, respectively, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the six-month period ended December 31, 2004, the Company financed its operations through loans from officers and others. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions from new products will provide sufficient liquidity for its fiscal 2004 operations. The Company expects the first shipments to occur in the fourth quarter of this fiscal year. The Company may offer shares of its common stock during 2004 to raise additional capital.

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003


8.     STOCK-BASED  COMPENSATION
       -------------------------

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

The following table summarizes information about stock options granted and outstanding at December 31, 2004 and 2003, and changes during the six-month periods then ended. Unless otherwise noted, options vest on an annual pro rata basis over various periods of time and are exercisable, upon proper notice, in whole or in part at any time upon vesting. The options granted have contractual lives ranging from ten to sixteen years.


                                            Weighted
                                            Average
                                            Exercise
                                   Shares    Price
                                  ---------  ------
Balance, December 31, 2002 . . .  5,550,000  $ 0.40
Granted. . . . . . . . . . . . .          -       -
Exercised. . . . . . . . . . . .          -       -
Canceled . . . . . . . . . . . .          -       -
                                  ---------  ------
Balance, December 31, 2003 . . .  5,550,000    0.40
Granted. . . . . . . . . . . . .          -       -
Exercised. . . . . . . . . . . .          -       -
Canceled . . . . . . . . . . . .          -       -
                                  ---------  ------
BALANCE, DECEMBER 31, 2004 . . .  5,550,000  $ 0.40
                                  =========  ======
EXERCISABLE AT DECEMBER 31, 2003  5,400,000  $ 0.40
                                  =========  ======
EXERCISABLE AT DECEMBER 31, 2004  5,500,000  $ 0.40
                                  =========  ======

                                      F-9

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003

8.     STOCK-BASED  COMPENSATION,  CONTINUED
       -------------------------------------
The Company continues to account for stock-based compensation to employees using the intrinsic value method prescribed in APB No. 25 whereby no compensation cost is recognized for options granted at or above fair market value. If under SFAS No. 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been as shown below. For purposes of pro forma disclosures, the estimated fair value cost of the options is amortized over their vesting periods. There were no options granted in the six-month period ended December 31, 2004.
The Black-Scholes options valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.
Summary information about the Company's options outstanding at December 31, 2004:

                          Stock                         Stock
                   Options Outstanding           Options Exercisable
           ------------------------------------  -------------------
           Weighted
           Average          Weighted
           Remaining        Average
           Number         Contractual  Exercise               Exercise
           Outstanding       Life        Price   Outstanding   Price
           -----------  -------------  --------  -----------  -----
            3,750,000        3.00        $0.25    3,750,000   $0.25
            1,800,000        5.80        $0.75    1,750,000   $0.75
            ---------                             ---------
            5,550,000        3.96        $0.40    5,500,000   $0.40
            =========                             =========

9.     LOSS  PER  SHARE
       ----------------
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003



9.     LOSS  PER  SHARE,  CONTINUED
       ----------------------------

The  computations  of  basic  and  diluted loss per common share are as follows:

                                                          For the Three-Month
                                                       Periods Ended December 31,
                                                     -----------------------------
                                                      2004                 2003
                                                      ----                 ----

Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $          (384,512)  $          (375,289)
                                             --------------------  --------------------
Denominator:
Weighted average shares - basic and diluted           48,007,971            31,755,833
                                             --------------------  --------------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $            (0.008)  $            (0.012)
                                             ====================  ====================

                                                          For the Six-Month
                                                       Periods Ended December 31,
                                                     -----------------------------
                                                      2004                 2003
                                                      ----                 ----

Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $          (600,964)  $        (1,164,647)
                                             --------------------  --------------------
Denominator:
Weighted average shares - basic and diluted           45,312,373            29,591,134
                                             --------------------  --------------------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $            (0.013)  $            (0.039)
                                             ====================  ====================

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003



10.     STOCK  TRANSACTIONS
        -------------------
During the six-month period ended December 31, 2004, the Company issued 7,394,285 shares of its common stock to 19 individuals for consulting services. The fair value of these shares at the dates of issuance was $288,167, of which $34,650 is recorded as selling expense and $253,517 is included in general and administrative expenses.

During the six-month period ended December 31, 2004, the Company issued 227,910 shares of its common stock to an officer in payment of notes payable of $22,791, which was the fair value of the shares at the date of issuance.

During the six-month period ended December 31, 2003, the Company issued 4,900,000 shares of common stock to 24 individuals for various type of consulting. The shares were recorded at fair value of the stock at the date of issuance. Accordingly, the Company recognized $145,989 and $875,039 of consulting expense during the three and six month periods ended December 31, 2003.

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the six-month period ended December 31, 2004, and December 31, 2003 and for the three and six month periods ended December 31, 2004, and December 31, 2003.

Plan  of  Operations
--------------------

During the past year, IFPG has become an international importer and U. S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, organic vegetables from Asia and Frozen fruits and vegetables from China and South America among others. Fiscal year 2004 was a year of transition for IFPG. Management made a concerted effort to acquire new products and refresh our marketing strategies that will greatly expand our footprint.

These decisions have positioned us in one of the major retail categories - Coffee, as well as imported Organic Frozen Vegetables and frozen fruits both organic and non-organic.

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

IFPG will soon begin a test market for its three pound whole bean product with one of the world's largest retailers.

Additionally, we are pleased to announce that we have begun shipping our 100% Colombian Supremo fractional packs to the same national account. Annual sales should increase to approximately $3,000,000.

Our Colombian Coffee is roasted in the Coastal Valley of the Sierra Nevada de Santa Marta mountain range, which gives us a strategic advantage due to the proximity of this gourmet coffee growing region to our roasting facility. The coffee is sorted and roasted in our facility which has a 100 million pound roasting capacity and has been in business for over 70 years roasting quality coffee. Roasting in Columbia provides significant cost advantages that allow us to provide high quality Colombian Coffee at the lowest prices in the USA.

Additional  objectives  for  the  following  fiscal  year  include;
1. Begin to market a line of roasted coffee products throughout the United States with projected sales of $7,000,000 increasing to $12,000,000 in the following fiscal year.

2.      Co-Brand  with  Juan  Valdez  for  all of our Colombian Coffee products.
3. Create an infomercial in Japan to promote at home coffee consumption to the fastest growing sector in the World by co-branding with Juan Valdez.

IFPG has negotiated and signed a cross-marketing agreement with Silverado Corporation of Tokyo, Japan. Silverado's experience in dealing with cultural and language issues will remove the barriers that have often hampered the activities of U.S. companies abroad. This alliance allows us to take advantage of the ever-expanding Asian markets, including China, and is expected to add significantly to our revenues.

IFPG and Silverado have completed development of a line of organic, frozen vegetables for the U.S. market. These vegetables are grown by one of the largest producers in Asia. They meet all of the U.S.D.A. organic requirements and are expected to be available in the U.S. by August 2005. These products will be marketed by Golden Choice Foods(R) under the Organic Harvest(TM) label.


Market  Analysis
----------------

Coffee is the second largest commodity next to oil and Colombia has remained the second largest producer of coffee in the World for two centuries. Imports of Arabica coffee in the United States have increased ninety-four percent in the past five years. In 1999 there were 108,000,000 coffee consumes in the United States spending an approximated $9.2 billion in the retail sector and $8.7 billion in the food-service sector every year (SCAA 1999 Market Report). It is estimated that U.S. coffee drinkers spend on average $164.71 per year on coffee.

The National Coffee Association found in 2000 that 54% of the adult population drinks coffee daily (NCA Coffee Drinking Trends Survey, 2000). They also reported that 18.12% of the coffee drinkers in the United States drink gourmet coffee beverages daily (NCA). In addition to the 54% who drink coffee everyday, 25% of Americans drink coffee occasionally (NCA).

The average annual consumption of coffee per capita in the United States is around 9.7 pounds. Among coffee drinkers (i.e. not per capita) the average consumption in the United States is 3.1 cups of coffee per day (NCA). Per capita, men drink approximately 1.9 cups per day, whereas women drink an average of 1.4 cups of coffee a day (NCA).

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


Results  of  Operations  for  the  six-month periods ended December 31, 2004 and
--------------------------------------------------------------------------------
2003.
-----

     Net Sales. Net sales for the six-month period ending December 31, 2004 compared to the six -month period ending December 31, 2003 increased from $0 to $202,729. The company began to ship its 100% Colombian fractional pack coffee in the second quarter of FYE 2005.

     Cost of Sales. The Cost of Sales for the six -month period ending December 31, 2004 was $239,297, as compared to $0 for the six -month period ending December 31, 2002. The Company had no sales during the six -month period ending December 31, 2002.

     Selling, Marketing, Acquisition, Product Development, Sales Travel and Promotion, Trade Shows, and Consulting Expenses. These expenses for the six -month period ending December 31, 2004 were $280,709 as compared to $1,003,747 for the six - month period ending December 31, 2003. The company continued to invest capital in selling, Marketing and product development in anticipation of upcoming sales. It did not have to invest as much do to the tremendous outlay for development during the six - month period ending December 31, 2003

     General and Administrative expenses. General and Administrative expenses for the six -month period, ending December 31, 2004, were $279,641, as compared to $146,733. G&A increased because of an increase in officers and directors salaries of $98,000, an increase in

Shareholder  relations  of $14,000, an
increase in rent of $4,000 , an increase in postage of $4,000 and the resolution of an unresolved credit.

     Interest Income (Expense). Interest expense for the six -month period ending September 30, 2004, compared to the six -month period ending December 31, 2003 decreased from a net amount of $(10,422) to $(1,110). This decrease was a result of a reduction in Notes Payable due related and unrelated parties.

     Net (Loss). For the six-month period ending December 31, 2004, the Company had a net loss of $(600,964) or $.012 per share as compared to a net loss of $(1,164,796) or $0.0234 per share for the six -month period ending December 31, 2003.


Results  of  Operations  for the three-month periods ended December 31, 2004 and
--------------------------------------------------------------------------------
2003.
-----

          Net Sales. Net sales for the three-month period ending December 31, 2004 increased from $0 for the three-month period ending December 31, 2003 to $202,729. The company began to ship its 100% Colombian fractional pack coffee in the second quarter of FYE 2005.

     Cost of Sales. The Cost of Sales for the three-month period ending December 31, 2004 was $239,297, as compared to $1,767 for the three-month period ending December 31, 2003.

     Selling, Marketing, Acquisition, Product Development, Sales Travel and Promotion, Trade Shows, and Consulting Expenses. These expenses for the three-month period ending December 31, 2004 were $145,448, as compared to $264,390 for the three-month period ending December 31, 2003. The company continued to invest capital in selling, Marketing and product development in anticipation of upcoming sales. It did not have to invest as much do to the tremendous outlay for development during the three- month period ending December 31, 2003

     General and Administrative expenses. General and Administrative expenses for the three-month period ending December 31, 2004 were $201,810 as compared to $103,863 for the three-month period ending December 31, 2003. G&A increased because of an increase in officers and directors salaries of $87,000, an increase in Shareholder relations of $16,000, and a decrease in legal expenses of $5,000.

     Interest Income (Expense). Interest Expense for the three-month period ending December 31, 2004, compared to the three-month period ending December 31, 2002 decreased $(5,399) to $(1,613). This increase was a result of decreased borrowing from related and unrelated parties.

     Net (Loss). For the three-month period ending December 31, 2004, the Company had a net loss of $(384,512) or $.0077 per share as compared to a net loss of $(375,429) or $0.0076 per share for the three-month period ending December 31, 2003.

Liquidity  and  Capital  Resources

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and debt financing with related and unrelated parties. As of December 31, 2004 IFPG has no liquidity.

Total assets increase $158,888, or 1887% over the prior year. This increase was due to an increase in Account Receivable of $109,584 and an increase in inventory of $48,128.

Total liabilities increased by $222,493, or 37% over the prior year. This increase was due to a decrease in account payable of $24,000, an increase in Accrued payroll of $121,000, an increase in accrued expenses of $60,000, and an increase in notes payable of $65,000.

Total stockholders' equity decreased to $(649,976) as of December 31, 2004 from $(586,371) as of December 31, 2003. This decrease is due to the net loss incurred during the period offset by equity issued for services.

Certain related party notes payable became due and payable on December 31, 2004. The Company's management has negotiated an extension of these loans.

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

ITEM  2.  CHANGES  IN  SECURITIES.

During the three-month period ended December 31, 2004, the Company issued 227,910 shares of common stock as payment for a note payable to an officer of the Company with a principal and accrued interest balance in the aggregate of $22,791. Accordingly, the shares were issued at $0.10 per share.

During the three-month period ending December 31, 2004, the Company issued 3,075,000 shares of restricted stock in the aggregate to nine parties in exchange for services rendered to the Company. The shares were priced at $0.035 per share.

During the three-month period ending December 31, 2004, the Company issued 2,314,285 shares of restricted stock to two officers of the corporation as payment for accrued payroll liabilities. The shares were priced at $0.035 per share.

All shares issued during the quarter ended December 31, 2004, were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued in isolated transactions to parties close to the Company and not involving any public offerings.

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


INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.


Date:  February 22, 2005               /s/ Richard Damion
                                       -------------------------------
                                       Richard  Damion
                                       Chief Executive Officer

Date:  February 22, 2005               /s/ Joseph R. Rodriguez, Jr.
                                       --------------------------------
                                       Joseph  R.  Rodriguez,  Jr.
                                       Chief Financial Officer