Form 10KSB/A
period 2004-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-05-09
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 FORM 10KSB/A

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

To facilitate the sale of these products, we entered into a brokerage contract with Specialty Partners of St. Augustine, Florida. Specialty Partners is a division of Tree of Life, one of the world's leading marketers of nutritional and specialty foods. Offering coast-to-coast brokerage, Specialty Partnersaffords the Company the advantages of working with national and regional distributors and retailers. Additionally, specialty Partners provides the following - complete merchandising services, order fulfillment, management planning tools, and both administrative and marketing support.

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

These decisions have positioned us in one of the major retail categories - Coffee, as well as imported Organic Frozen Vegetables, and a new line of Organic, Enzyme based household cleaning products

This repositioning allows us to seek a buyer for our unique, market-tested snack products - G.O.T. Fries (R), AW Shucks (TM), (both are patent protected), as well as Just Popped (TM) - a line of Gourmet style popcorn. With sky-rocketing transportation costs, the investment required to manufacture in multiple locations was determined not to be in the long term best interest of theCompany.

IFPG is affiliated with a large, grower and roaster of Colombian coffee, and has begun to import under the Golden Choice Foods(R) brand for immediate resale to major retailers.

IFPG has completed negotiations with one of the world's largest retailers to test market our unique 20lb. extended shelf life Coffee "Tanks". Originally placed in two locations, it is out plan to expand to additional locations. Additionally, we are pleased to announce that we have begun shipping our 100% Colombian Supremo fractional packs to the same national account. A National rollout of this product is anticipated in the next fiscal year.


Our Colombian Coffee is roasted in the Coastal Valley of the Sierra Nevada de Santa Marta mountain range, which gives us a strategic advantage due to the proximity of this gourmet coffee growing region to the roasting facility. The coffee is sorted and roasted in the facility owned by our supplier, which has a 100 Million pound roasting capacity and has been in business for over 70 years roasting quality coffee. Roasting in Columbia provides significant cost advantages that will allow IFPG to provide high quality Colombian Coffee at competitive prices in the USA.

Additional objectives for the following fiscal year include; 1. Begin to market a line of roasted coffee products throughout the United States, 2. Co-Brand with Juan Valdez for all of our Colombian Coffee products, and 3. Create an infomercial in Japan to promote at home coffee consumption to the fastest growing sector in the World by co-branding with Juan Valdez.


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

Management believes that it will need to raise additional capital in order to implement its business plan. Management believes it can raise the needed capital through additional debt, lines of credit, and the sale of equity in the company. Management has had discussions with sources of capital and from these discussions feels that IFPG can be financed if it secures retail outlets for its products.

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

The average consumption per capita in the United States is around 9.7 pounds. Among coffee drinkers (i.e. not per capita) the average consumption in theUnited States is 3.1 cups of coffee per day (NCA). Per capita, men drink approximately 1.9 cups per day, whereas women drink an average of 1.4 cups of coffee a day (NCA).

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

By providing the finest varieties of coffee, IFPG has taken the first step towards a differentiated product. To further distinguish our coffee, we adhere to high quality standards, which we believe are greater than many of our competitors. In addition, all of our beans are of the Sierra Nevada variety. The Sierra Nevada strain is considered one of the finest Colombia has to offer. It is grown in the mountains surrounding Barranquilla and is highly sought after by specialty roasters from around the World.

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

During the year ended June 30, 2004 we entered into only one sale of our product. This sale had provisions for certain allowances, which amounted to 28% of the gross sale. It is too early for us to determine whether future transactions will provide for similar, greater or lesser allowance terms.


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

General and Administrative expenses. General and Administrative expenses for the fiscal year ended June 30, 2004, were $1,696,224 or approximately 3694% of net sales, as compared to $427,556 or approximately 251% of net sales for the fiscal year ended June 30, 2003. This increase in General and Administrative expenses was due primarily to the following: a. IFPG increased its spending on marketing expense by over $754,000 in preparation to begin selling its coffee products and organic vegetable line of products. b. Officer and office salaries increased by $419,000. Monthly salaries of officers have remained unchanged since this increase, and c. There was a net decrease in consulting expense and shareholder relations expense of approximately ($44,000).

We expect in future years that General and Administrative expenses will be comparable to or exceed those experienced in 2004. We anticipate that marketing expenses which amounted to 44% of General and Administrative expenses for 2004 will remain at the 2004 level or increase as we continue to develop and market new products.


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




Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . .  F-3

Financial Statements of International Food Products Group, Inc.:

Balance Sheets, June 30, 2004 and 2003. . . . . . . . . . . . . . . . . . . . .
.. . . . . . . .  F-4
Statements of Operations For Each of the Two Years in the Period Ended June 30,
2004. . . . . .  F-5
Statements of Shareholders' Deficit For Each of the Two Years in the Period
Ended June 30, 2004  F-6
Statements of Cash Flows For Each of the Two Years in the Period Ended June 30,
2004. . . . . .  F-7

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . . . . .
.. . . . . . . .  F-9


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

                    INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2004 AND 2003


                                     Assets

                                                 2004          2003
                                             ------------  ------------
                                                              Current assets:
Cash. . . . . . . . . . . . . . . . . . . .            -   $    15,722
Trade accounts receivable . . . . . . . . .  $    44,784        46,730
Inventories, net. . . . . . . . . . . . . .            -             -


Prepaid expenses. . . . . . . . . . . . . .        1,679         1,135
Restricted cash . . . . . . . . . . . . . .      200,120             -
                                             ------------  ------------
Total current assets. . . . . . . . . . . .      246,583        63,587
Property and equipment, net . . . . . . . .          441           672
Intangible assets, net. . . . . . . . . . .            -         5,292
Other asset . . . . . . . . . . . . . . . .            -         1,000
                                             ------------  ------------
TOTAL ASSETS. . . . . . . . . . . . . . . .  $   247,024   $    70,551
                                             ============  ============
Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable. . . . . . . . . . .  $   211,740   $   331,913
Accrued payroll . . . . . . . . . . . . . .       64,000             -
Other accrued expenses. . . . . . . . . . .       25,352        25,565
Notes payable - third party . . . . . . . .            -        34,788
Notes payable - related party . . . . . . .      305,903       120,714
                                             ------------  ------------
TOTAL LIABILITIES . . . . . . . . . . . . .      606,995       512,980
                                             ------------  ------------
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value;
 50,000,000 shares authorized; 42,071,220
 and  26,076,702 shares issued and
 outstanding at June 30, 2004 and 2003,
 respectively.. . . . . . . . . . . . . . .       42,071        26,076
Additional paid-in capital. . . . . . . . .    5,621,300     3,762,915
Accumulated deficit . . . . . . . . . . . .   (6,023,342)   (4,231,420)
                                             ------------  ------------
TOTAL SHAREHOLDERS' DEFICIT . . . . . . . .     (359,971)     (442,429)
                                             ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT  $   247,024   $    70,551
                                             ============  ============

                                  F-4
The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004
------------------------------------------------------------------------

                                                 2004          2003
                                          ------------  ------------
Gross sales. . . . . . . . . . . . . . .  $    64,566   $   196,619
Less: returns, discounts and allowances.      (18,641)      (26,467)
                                          ------------  ------------
Net sales. . . . . . . . . . . . . . . .       45,925       170,152
Cost of good sold. . . . . . . . . . . .       38,582       305,891
                                          ------------  ------------
Gross profit (loss). . . . . . . . . . .        7,343      (135,739)
                                          ------------  ------------Selling
expenses . . . . . . . . . . . .       82,649        98,178
General and administrative expenses. . .    1,696,224       427,556
                                          ------------  ------------
Total operating expenses . . . . . . . .    1,778,873       525,734
                                          ------------  ------------
LOSS FROM OPERATIONS . . . . . . . . . .   (1,771,530)     (661,473)
                                          ------------  ------------
Other income (expense):
Interest expense, net. . . . . . . . . .      (26,861)       (9,456)
Interest expense - related parties . . .       (9,545)       (5,364)
Other income . . . . . . . . . . . . . .       16,814             -
                                          ------------  ------------
Total other expense. . . . . . . . . . .      (19,592)      (14,820)
                                          ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES .   (1,791,122)     (676,293)
Provision for income taxes . . . . . . .         (800)         (800)
                                          ------------  ------------
NET LOSS . . . . . . . . . . . . . . . .  $(1,791,922)  $  (677,093)
                                          ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED. .  $     (0.05)  $     (0.03)
                                          ============  ============
SHARES USED IN PER-SHARE CALCULATION,
   BASIC AND DILUTED . . . . . . . . . .   33,870,885    26,706,072
                                          ============  ============

                                  F-5
The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004


                                                   Additional
                                 Common    Common    Paid-in     Accumulated
                                 Shares     Stock    Capital       Deficit
Total
                               ----------  -------  ----------  -------------  -
-----------
BALANCE JUNE 30, 2002 . . . .  21,523,803  $21,524  $3,399,819  $ (3,554,327)  $
(132,984)
Shares issued for services. .   3,940,434    3,940     351,459             -
355,399
Shares issued for shares
 voluntarily exchanged for
 restricted 144 shares. . . .     612,465      612      11,637             -
12,249
Net loss. . . . . . . . . . .           -        -           -      (677,093)
(677,093)
                               ----------  -------  ----------  -------------  -
-----------
BALANCE, JUNE 30, 2003. . . .  26,076,702   26,076   3,762,915    (4,231,420)
(442,429)
Shares issued for services. .  10,464,917   10,465   1,551,733             -
1,562,198
Shares issued in satisfaction
  of accrued payroll. . . . .   2,666,667    2,667      42,666             -
45,333
Shares issued in satisfaction
  of notes payable. . . . . .   2,804,234    2,804     260,805             -
263,609
Shares issued for shares
  voluntarily exchanged for
  restricted 144 shares . . .      58,700       59       3,181             -
3,240
Net loss. . . . . . . . . . .           -        -           -    (1,791,922)
(1,791,922)
                               ----------  -------  ----------  -------------  -
-----------
BALANCE JUNE 30, 2004 . . . .  42,071,220  $42,071  $5,621,300  $ (6,023,342)  $
(359,971)
                               ==========  =======  ==========  =============
============

                                              F-6
 The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
           FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED JUNE 30, 2004


2004         2003
                                                                             ---
---------  ----------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
$(1,791,922)  $(677,093)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
231       3,983
Write-down of intangible assets . . . . . . . . . . . . . . . . . . . . . .
5,292           -
Provision for sales discounts, returns and allowances . . . . . . . . . . .
-       9,540
Reserve for obsolete and slow moving inventory. . . . . . . . . . . . . . .
-      97,730
Interest accrued on note payable. . . . . . . . . . . . . . . . . . . . . .
2,071       8,135
Interest accrued on note payable - related party. . . . . . . . . . . . . .
13,323       4,546
Forgiveness of interest by related party. . . . . . . . . . . . . . . . . .
(5,898)          -
Shares issued for services. . . . . . . . . . . . . . . . . . . . . . . . .
1,562,198     355,399
Shares issued in satisfaction of notes payable. . . . . . . . . . . . . . .
(16,814)          -
Shares issued for shares voluntarily exchanged for restricted shares. . . .
3,240      12,249
Decrease (increase) in assets:
Trade accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .
1,946     (56,270)
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
-      93,999
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(544)      1,008
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
1,000           -
Increase (decrease) in liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(120,173)     56,160
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
109,119       2,875
                                                                             ---
---------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .
(236,931)    (87,739)
                                                                             ---
---------  ----------
Cash flows used in investing activities:
Change in restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .
(200,120)          -
                                                                             ---
---------  ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .
(200,120)          -
                                                                             ---
---------  ----------

                                                                  2004
2003
                                                                ---------  -----
----
Cash flows provided by (used in) financing activities:
Proceeds from issuance of note payable - third party . . . . .         -   $
39,931
Payments on a note payable - third party . . . . . . . . . . .         -
(45,000)
Proceeds from issuance of a note payable from  related parties  $449,083
118,703
Payment on a note payable from a related party . . . . . . . .   (27,754)
(13,900)
                                                                ---------  -----
----
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . .   421,329
99,734
                                                                ---------  -----
----
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . .   (15,722)
11,995
CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . . . . .    15,722
3,727
                                                                ---------  -----
----
CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . . . . .         -   $
15,722
                                                                =========
=========




 Supplemental Disclosures of Cash Flow Information
                                2004   2003
                                ----   ----

Interest paid - third parties     -  $6,176
Income taxes paid . . . . . .  $800  $  800

      Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .
$ 1,517,948   $ 298,850
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
$    44,250   $  56,550
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
$   (10,465)  $  (3,940)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .
$(1,551,733)  $(351,460)

Issuance of shares for shares voluntarily exchanged for restricted 144 shares:
General and administrative expenses. . . . . . . . . . . . . . . . . . . . . .
$     3,240   $  12,249
Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
$       (59)  $    (612)
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .
$    (3,181)  $ (11,637)

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

Shares  Issued  in  Satisfaction  Compensation

During the year ended June 30, 2004, the Company issued 2,666,667 restricted shares of common stock to its two officers and sole employees in lieu of wages. The shares were recorded at their fair value as of the date of issuance whichwas $0.017. Accordingly, the Company recognized $45,333 in compensation expense during the year ended June 30, 2004.

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



15.     GENERAL  AND  ADMINISTRATIVE  EXPENSE
        -------------------------------------
General and administrative expense for each of the two years in the period ended June 30, 2004 are as follows:



                                                 For the Years Ended June 30,
                                                -----------------------------
                                                      2004                 2003
                                          -----------------------------  -------
-
Marketing. . . . . . . . . . . . . . . .  $                     756,300
-
Consulting and professional fees . . . .                        508,847  $
54,000
Officers' salaries . . . . . . . . . . .                        149,333
150,000
Accounting . . . . . . . . . . . . . . .                        124,597
31,470
Other. . . . . . . . . . . . . . . . . .                        157,147
192,086
                                          -----------------------------  -------
-
TOTAL GENERAL AND ADMINISTRATIVE EXPENSE  $                   1,696,224
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

ITEM  8A.  CONTROLS  AND  PROCEDURES.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Richard Damion, and our Chief Financial Officer, Joseph R. Rodriguez, Jr. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required
disclosure.   There  have  been  no  changes  in  our  internal  controls  over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.



Name                                                  Age  Position (1)
Since

Richard Damion . . . . . . . . . . . . . . . . . . .   60
1996
    Chairman, CEO, Secretary, Treasurer and Director

Joseph R. Rodriguez, Jr. . . . . . . . . . . . . . .   55  President and
Director    1996

Robert George. . . . . . . . . . . . . . . . . . . .   69  Director
2001
----------------------------------------------------  ---  ---------------------
--  -----



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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:



Name and principal                                                   Known
failures to
position                            Number of      Transactions not  file a
required
                                  late reports     timely reported        form

Richard Damion, Chairman . . .                  0                 1
1
------------------------------  -----------------  ----------------  -----------
----
Joseph R. Rodriguez, Jr., Dir.                  0                 1
1
------------------------------  -----------------  ----------------  -----------
----
Robert George. . . . . . . . .                  0                 1
1
------------------------------  -----------------  ----------------  -----------
----




ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth certain information as to our officers and directors.

                            ANNUAL COMPENSATION TABLE

                           Annual  Compensation                  Long  Term
Compensation
                           --------------------                  ---------------
---------
                                                  Other
                                                  Annual Restricted
All  Other
                        Fiscal                    Compen-  Stock     Options/
LTIP        Compen-
Name          Title      Year     Salary   Bonus  sation   Awarded   SARs (#)
payouts ($)  sation
----------  ---------  ---------  -------  -----  ------  ---------  --------  -
----------  ------


Richard. .  CEO,       2001-2002  $61,262      0       0    375,000         0
0       0
 Damion. .  President  2002-2003  $     0      0       0  1,014,492         0
0       0
            Director   2003-2004  $     0      0       0  1,666,667   800,000
0       0

Joseph R
Rodriguez,  CFO        2001-2002  $37,000      0       0    375,000         0
0       0
 Jr. . . .  Director   2002-2003  $     0      0       0    707,246         0
0       0
                       2003-2004  $     0      0       0  1,000,000   800,000
0       0


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

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Reports  on  Form  8-K

None

(b)  Exhibits

     14.1  Code  of  Ethics (included with Form 10-KSB filing on Nov. 16, 2004.

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


INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.


By:  /s/ Richard Damion
     --------------------------------------------
     Richard  Damion,  Chief  Executive  Officer

     Date:     May 6,  2005


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Richard Damion
     -----------------------------------------
     Richard  Damion,  Director  and
     Principal  Executive  Officer
     Date:     May 6,  2005


By:  /s/ Joseph R. Rodriguez, Jr.
     ------------------------------------------
     Joseph  R.  Rodriguez,  Jr.  Director  and
     Principal  Financial  Officer
     Principal  Accounting  Officer
     Date:     May 6,  2005