Form 10QSB/A
period 2004-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-05-10
CIK 1019216

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.  C.  20549

                                 FORM 10-QSB/A

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

ITEM  1.  FINANCIAL  STATEMENTS.
                                       -2-

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

                 INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF OPERATIONS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------------------------

                                             For the               For the
                                           Three-Month           Three-Month
                                           Period Ended          Period Ended
                                        September 30, 2004    September 30, 2003
                                       --------------------  -------------------
Gross sales . . . . . . . . . . . . .                    -   $                 -
Less: returns, discounts and
 allowances . . . . . . . . . . . . .                    -                     -
                                       --------------------  -------------------

Net sales . . . . . . . . . . . . . .                    -                     -
Cost of good sold . . . . . . . . . .                    -                     -
                                       --------------------  -------------------
Gross profit. . . . . . . . . . . . .                    -                     -
Selling expenses. . . . . . . . . . .  $            50,798                 2,044
General and administrative expenses .              166,158                52,449
Shares issued for consulting services                    -               729,050
                                       --------------------  -------------------
LOSS FROM OPERATIONS. . . . . . . . .             (216,956)            (783,543)
                                       --------------------  -------------------
Other income (expense):
Interest expense. . . . . . . . . . .                    -               (1,886)
Interest expense - related party. . .                    -               (3,290)
Interest income . . . . . . . . . . .                  504                   161
                                       --------------------  -------------------
Total other expense . . . . . . . . .                  504               (5,015)
                                       --------------------  -------------------
LOSS BEFORE PROVISION FOR INCOME
 TAXES. . . . . . . . . . . . . . . .             (216,452)            (788,558)
Provision for income taxes. . . . . .                    -                 (800)
                                       --------------------  -------------------
-
NET LOSS. . . . . . . . . . . . . . .  $          (216,452)  $         (789,358)
                                       ====================
====================NET LOSS PER SHARE, BASIC AND DILUTED  $            (0.005)
$           (0.029)
                                       ====================  ===================
SHARES USED IN PER-SHARE CALCULATION,
 BASIC AND DILUTED. . . . . . . . . .           42,596,779            27,426,434
                                       ====================  ===================

The accompanying notes are an integral part of the financial statements.

                  INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                        STATEMENTS OF CASH FLOWS
    FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

                                                  For the               For the
                                                Three-Month           Three-
Month
                                                Period Ended          Period
Ended
                                             September 30, 2004    September 30,
2003
                                            --------------------  --------------
------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . .  $          (216,452)  $
(789,358)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Depreciation . . . . . . . . . . . . . . .                  441
155
Interest accrued on notes payable. . . . .                    -
3,434
Interest accrued on note payable -
 related party . . . . . . . . . . . . . .                    -
1,751
Shares issued for services . . . . . . . .              110,250
729,050
Shares issued for shares voluntarily
 exchanged for restricted shares . . . . .                    -
799
Decrease (increase) in assets:
Prepaid expenses . . . . . . . . . . . . .              (31,271)
-
Trade accounts receivable. . . . . . . . .               44,784
46,730
Inventories. . . . . . . . . . . . . . . .             (162,965)
-
Increase (decrease) in liabilities:
Accounts payable . . . . . . . . . . . . .              195,924
(73,365)
Accrued expenses . . . . . . . . . . . . .               51,896
25,200
                                            --------------------  --------------
------
NET CASH USED IN OPERATING ACTIVITIES. . .               (7,393)
(55,604)
                                            --------------------  --------------
------
Cash flows from investing activities:
Change in restricted cash. . . . . . . . .                 (504)
-
                                            --------------------  --------------
------
NET CASH PROVIDED BY INVESTING ACTIVITIES.                 (504)
-
                                            --------------------  --------------
------
Cash flows from financing activities:
Proceeds from issuance of note payable -
 related party . . . . . . . . . . . . . .               15,791
21,350
Proceeds from issuance of a note payable -
 third party . . . . . . . . . . . . . . .                    -
32,000
Payment on a note payable from a related
 party . . . . . . . . . . . . . . . . . .                    -
(13,383)
                                            --------------------  --------------
------
NET CASH PROVIDED BY FINANCING ACTIVITIES.               15,791
39,967
                                            --------------------  --------------
------
NET DECREASE IN CASH AND CASH EQUIVALENTS.                7,894
(15,637)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR. . . . . . . . . . . . . . . . . . .                    -
15,722
                                            --------------------  --------------
------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,
 2004                                       $             7,894   $
85
                                            ====================
====================

        The accompany notes are an integral part of the financial statements.
                                      F-5

                  INTERNATIONAL  FOOD  PRODUCTS  GROUP,  INC.
                            STATEMENTS OF CASH FLOWS
      FOR EACH OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
-------------------------------------------------------------------------------


                     Supplemental Disclosures of Cash Flow Information

                                                      For the               For
the
                                                    Three-Month           Three-
Month
                                                    Period Ended          Period
Ended
                                                 September 30, 2004    September
30, 2003
                                                --------------------  ----------
----------
Interest paid - third parties                                     -
-
Income taxes paid. . . . . . . . . . . . . . .                    -   $
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

During the three-month period ended September 30, 2004, the Company has continued its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, Organic vegetables from Asia, breath strips from Japan, upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. The Company expects the sales of these new products to begin shortly with the expectation of rapidly growing sales revenues.
2.     BASIS  OF  PRESENTATION
       -----------------------
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments,consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2004, the results of its operations for the three month periods ended September 30, 2004 and 2003 and cash flows for the three-month periods ended September 30, 2004 and 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2004 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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
           ==========                              =========


10.     LOSS  PER  SHARE
        ----------------
Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
The  computations  of  basic  and  diluted loss per common share are as follows:

                                                   For the               For the
                                                 Three-Month           Three-
Month
                                                 Period Ended          Period
Ended
                                              September 30, 2004    September
30, 2003
                                             --------------------  -------------
-------

Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $           216,452   $
(789,358)
                                             --------------------  -------------
-------
Denominator:
Weighted average shares - basic and diluted           42,596,779
27,426,434
                                             --------------------  -------------
-------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $            (0.005)  $
(0.029)
                                             ====================
====================

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

IFPG has completed negotiations with one of the world's largest retailers to test market our unique 20lb. extended shelf life Coffee "Tanks". Originally placed in 2 locations, the program will soon expand to additional stores.

Additionally, we are pleased to announce that we have begun shipping our 100% Colombian Supremo fractional packs to the same national account. A National rollout is anticipated during the next nine months.

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


                                       INTERNATIONAL FOOD PRODUCTS GROUP, INC.


Date:  May 6, 2005                     /s/ Richard Damion
                                       -------------------------------
                                       Richard  Damion
                                       Chief Executive Officer
                                       Director

Date:  May 6, 2005                     /s/ Joseph R. Rodriguez, Jr.
                                       --------------------------------
                                       Joseph  R.  Rodriguez,  Jr.
                                       Chief Financial Officer
                                       Principal Accounting Officer
                                       President
                                       Director