Form 10QSB/A
period 2004-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-05-10
CIK 1019216

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF OPERATIONS
             FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED
                           DECEMBER 31, 2004 AND 2003



                                                            For the Three-Month
For the Six-Month
                                                          Periods Ended December
31,  Periods Ended December 31,
                                                          ----------------------
----  --------------------------
                                                              2004          2003
2004          2003
                                                          ------------  --------
----  ------------  ------------
Gross sales. . . . . . . . . . . . . . . . . . . . . . .  $   204,384
-   $   204,384             -
Less: returns, discounts and allowances. . . . . . . . .         (727)
-          (727)            -
                                                          ------------  --------
----  ------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . .      203,657
-       203,657             -
Cost of good sold. . . . . . . . . . . . . . . . . . . .      239,297
-       239,297             -
                                                          ------------  --------
----  ------------  ------------
Gross profit (loss). . . . . . . . . . . . . . . . . . .      (35,640)
-       (35,640)            -
Selling expenses . . . . . . . . . . . . . . . . . . . .      110,522
192,109       237,370       654,453
General and administrative expenses. . . . . . . . . . .      236,919
177,773       327,027       498,972
                                                          ------------  --------
----  ------------  ------------
LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . .     (383,081)
(369,882)     (600,037)   (1,153,425)
                                                          ------------  --------
----  ------------  ------------
Interest income (expense):
Interest expense . . . . . . . . . . . . . . . . . . . .       (1,431)
(3,900)         (927)       (7,190)
Interest expense - related party . . . . . . . . . . . .            -
(1,507)            -        (3,393)
Interest income. . . . . . . . . . . . . . . . . . . . .            -
-             -           161
                                                          ------------  --------
----  ------------  ------------
Total interest expense, net. . . . . . . . . . . . . . .       (1,431)
(5,407)         (927)      (10,422)
                                                          ------------  --------
----  ------------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES . . . . . . . . .     (384,512)
(375,289)     (600,964)   (1,163,847)
Provision for income taxes . . . . . . . . . . . . . . .            -
-             -          (800)
                                                          ------------  --------
----  ------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .  $  (384,512)  $
(375,289)  $  (600,964)  $(1,164,647)
                                                          ============
============  ============  ============
NET LOSS PER SHARE, BASIC AND DILUTED. . . . . . . . . .  $    (0.008)  $
(0.012)  $    (0.013)  $    (0.039)
                                                          ============
============  ============  ============
SHARES USED IN PER-SHARE CALCULATION, BASIC AND DILUTED.   48,007,971
31,755,833    45,312,373    29,591,134
                                                          ============
============  ============  ============

The accompanying notes are an integral part of the financial statements.

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003


For the Six-Month

Periods Ended December 31,
                                                                              --
------------------------

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

----------  ------------NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .
.. . . . . . . . . . .      7,737       (15,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . . . . .
-         3,727

----------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . .
$   7,737   $   (11,510)

==========  ============
                    Supplemental Disclosures of Cash Flow Information

For the Six-Month

Periods Ended December 31,
                                                                              --
------------------------

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

                     INTERNATIONAL FOOD PRODUCTS GROUP, INC.
                            STATEMENTS OF CASH FLOWS
       FOR EACH OF THE SIX-MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2003



9.     LOSS  PER  SHARE,  CONTINUED
       ----------------------------

The  computations  of  basic  and  diluted loss per common share are as follows:

                                                          For the Three-Month
                                                       Periods Ended December
31,
                                                     ---------------------------
--
                                                      2004                 2003
                                                      ----                 ----

Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $          (384,512)  $
(375,289)
                                             --------------------  -------------
-------
Denominator:
Weighted average shares - basic and diluted           48,007,971
31,755,833
                                             --------------------  -------------
-------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $            (0.008)  $
(0.012)
                                             ====================
====================

                                                          For the Six-Month
                                                       Periods Ended December
31,
                                                     ---------------------------
--
                                                      2004                 2003
                                                      ----                 ----

Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders .  $          (600,964)  $
(1,164,647)
                                             --------------------  -------------
-------
Denominator:
Weighted average shares - basic and diluted           45,312,373
29,591,134
                                             --------------------  -------------
-------
LOSS PER COMMON SHARE, BASIC AND DILUTED. .  $            (0.013)  $
(0.039)
                                             ====================
====================

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


Additional  objectives  for  the  following  fiscal  year  include;
1.     Begin  to  market a line of roasted coffee products throughout the United
States.

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

Commodity  Prices  and  Competition:

IFPG is subject to market risk with respect to the cost of commodities becauseIFPG's ability to recover increased costs through higher pricing may be limited by the competitive environment in which it operates. Also, currency exchange rates factor in to IFPG's ability to make a profit from its foreign produced goods because IFPG is subject to currency exchange rates at the time of purchase. The markets for IFPG's products are characterized by frequent new product introductions. IFPG's future success is dependent upon the timely completion and introduction of new products at competitive prices and quality levels. In addition, IFPG must respond to competitors in IFPG's markets. If IFPG is not able to accomplish timely introduction of new products, increase its market share of existing products, or to respond effectively to competition, its business and operating results could be adversely affected.

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

(a)  Exhibits

     10.1  Cross Marketing Agreement with Silverado Corporation of Tokyo, Japan.

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