Form 10QSB
period 2005-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-05-24
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

Commission File Number: 000-33251

INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0903004
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

170 Newport Center Drive, Suite 260, Newport Beach, California 92660
(Address of principal executive offices)

(949) 759-7775
Issuer's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of March 31, 2005 was: 218,106,819.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements
(Unaudited)

As of March 31, 2005 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

International Food Products Group, Inc.

Index to the Financial Statements
(Unaudited)

As of March 31, 2005 and

For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

International Food Products Group, Inc.

Balance Sheet
(Unaudited)

As of March 31, 2005

Assets

Current assets:
Cash	$314
Accounts receivable - trade	11,857
Inventories, net	55,185
Prepaid expenses	6,000
Other receivable - related party	-
Total current assets	73,356
Property and equipment, net	-
Other asset	180
Total assets	$73,536
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable - trade	$271,539
Accrued Payroll	107,882
Accrued expenses	24,976
Notes Payable - related parties	48,306
Total liabilities	452,703
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 218,106,819 shares issued and outstanding at March 31, 2005	218,106
Additional paid-in capital	6,532,808
Accumulated deficit	(7,130,081)
Total shareholders' deficit	(379,167)
Total liabilities and shareholders' deficit	$73,536

The accompanying notes are an integral part of the financail statements.

International Food Products Group, Inc.

Statements of Operations
(Unaudited)

For Each of the Three-Month and Nine-Month Periods Ended
March 31, 2005 and 2004

	For the Three-Month Period		For the Nine-Month Period
	Periods Ended March 31,		Periods Ended March 31,
	2005	2004	2005	2004
Gross sales	32,162	-	236,546	$-
Less: returns, discounts and allowances	(1,621)	-	(2,348)	-
Net sales	30,541	-	234,198	-
Cost of good sold	49,678	$-	288,974	-
Gross profit	(19,137)	-	(54,776)	-
Selling expenses	$117,267	192,327	176,713	719,802
General and administrative expenses	413,031	185,023	873,142	810,973
Loss from operations	(549,435)	(377,350)	(1,104,631)	(1,530,775)
Interest income (expense):
Interest expense - third party	131	(2,257)	928	(9,286)
Interest expense - related party	1,142	3,948	1,142	555
Total interest expense, net	1,273	1,691	2,070	(8,731)
Loss before provision for income taxes	(550,708)	(375,659)	(1,106,701)	(1,539,506)
Provision for income taxes	37	-	37	(800)
Net loss	$(550,745)	$(375,659)	$(1,106,738)	$(1,540,306)
Net loss per share, basic and diluted	$(0.003)	$(0.004)	$(0.006)	$(0.016)
Shares used in per-share calculation, basic and diluted	186,942,348	104,357,766	180,578,029	93,987,084

The accompanying notes are an integral part of the financail statements.

International Food Products Group, Inc.

Statements of Cash Flows
(Unaudited)

For Each of the Nine-Month Periods Ended March 31, 2005 and 2004

	For the Nine-Month
	Periods Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,106,738)	$(1,540,306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-down of intangible assets	-	5,292
Depreciation	441	189
Amortization	-	-
Interest accrued on notes payable	-	8,361
Interest accrued on note payable - related party	-	519
Shares issued for services	1,218,941	1,377,975
Forgiveness of interest by related party	-	(5,898)
Decrease in assets:
Prepaid Expenses	(4,321)	-
Accounts receivable	32,927	45,051
Inventories	(55,185)	-
Other assets	(180)	-
Increase (decrease) in liabilities:
Accounts payable	59,799	(43,422)
Accrued expenses	(41,494)	21,300
Net cash used in operating activities	104,190	(130,939)
Cash flows from investing activities:
Change in restricted cash	200,120	-
Net cash provided by financing activities	200,120	-
Cash flows from financing activities:
Proceeds from issuance of note payable - related party	-	111,190
Proceeds from issuance of a note payable	-	28,234
Payment on a note payable from a related party	(257,597)	(23,383)
Net cash provided by financing activities	(257,597)	116,041
Net decrease in cash	46,713	(14,898)
Cash at beginning of period	-	15,722
Cash at end of period	$46,713	$824

Supplemental Disclosures of Cash Flow Information
Interest paid - third parties	$314	-
Income taxes paid	$37	$800

Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for payment of notes:
Third party	-	$71,383
Related party	-	$209,040
Issuance of shares for payment of accrued payroll liability	-	$80,000

The accompanying notes are an integral part of the financail statements.

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2005 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

1. Description of the Company's Business

International Food Products Group, Inc. (the "Company") is a Delaware corporation, and was formed in April 1996 to engage in the marketing and sales of snack food products. Sales of the Company's snack food products commenced in fiscal year 1997. The Company's sales were terminated during 2003.

During the nine-month period ended March 31, 2005, the Company has continued its plans to develop into an international importer and U.S. representative for various foreign product companies. Some of the products represented include premium coffees from Columbia, organic vegetables from Asia, breath strips from Japan, and upscale potato chips from a U.S. manufacturer, among others. In conjunction with these new products, the Company is now being represented by a national broker distributor that will market and sell the Company's new product lines. Sales of these new products have commenced, and the Company expects rapidly growing sales revenues.

2. Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2005, the results of its operations for the three and nine-month periods ended March 31, 2005 and 2004 and cash flows for the nine-month periods ended March 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2004 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3. Inventories

At March 31, 2005, inventories consisted of coffee and packaging materials and are stated at the lower of first-in, first-out cost or market:

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2005 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

4. Reconciliation of Effective Tax Rate

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Nine-Month
	Periods Ended March 31,
	2005	2004
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%
State tax provision	-	-
Other	-	-
Change in valuation allowance	34.0	34.0
Effective income tax rate	-%	-%

5. Note Payable - Related Party

Note payable - related party at March 31, 2005 is as follows:

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with no interest; due on December 31, 2004.             $48,306

6. Stock Transactions

The Company authorized a three for one forward split on shares of its common stock effective March 21, 2005. All share and per share amounts reflect this forward split as if it had occurred at the beginning of the earliest period presented.

During the three-month and nine-month periods ended March 31, 2005 and 2004, the Company issued shares of its common stock to officers in repayment of loans and for compensation, and to consultants for services provided to the Company. The shares were valued at their fair value at the dates of issuance. The issuance of shares follows.

	For the Three-Month Period		For the Nine-Month Period
	Number of		Number of
	Shares	Amount	Shares	Amount
Periods ended March 31, 2005:
Shares issued to officers:
Debt repayment	38,518,980	$358,891	39,202,710	$381,686
Compensation	8,319,984	$99,000	15,262,839	$330,429
Shares issued to consultants for services	22,187,610	$318,689	37,427,610	$375,429

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2005 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

7. Stock Transactions, Continued

	For the Three-Month Period		For the Nine-Month Period
	Number of		Number of
	Shares	Amount	Shares	Amount
Periods ended March 31, 2004:
Shares issued to officers:
Debt repayment	6,271,185	$209,040	6,271,185	$209,040
Compensation	8,000,001	$80,000	8,000,001	$80,000
Shares issued to consultants for services	7,383,000	$369,150	19,985,577	$1,377,975
Shares issued pursuant to lock up agreement	-	-	272,274	$1,815

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

8. Commitments

The Company rents its corporate office on a month to month basis. Rental expense was $ (7,684) and $5,208 and $14,562 and $16,099 for the three and nine-month periods ended March 31, 2005 and 2004, respectively.

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2005 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

9. Contingencies and Concentrations

Financial Results, Liquidity and Management's Plan (Unaudited)

The Company has incurred net losses of $550,745 and $219,594, respectively for the three-month periods ended March 31, 2005 and 2004 and $1,106,739 and $1,540,306, respectively for the nine-month periods ended March 31, 2005 and 2004. Despite its negative cash flows from operations of $(104,190) for the nine-month period ended March 31, 2005, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the nine-month period ended March 31, 2005, the Company financed its operations through loans from officers and others. These loans have been converted to equity as of March 31, 2005. It plans to finance the initial import product sales through back-to-back letters of credit. The Company believes the initial transactions from new products will provide sufficient liquidity for its fiscal 2005 operations. The Company expects the first shipments to occur in the fourth quarter of this fiscal year.

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

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2005 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2005 and 2004

10. Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The computations of basic and diluted loss per common share are as follows:

	For the Three-Month
	Periods Ended March 31,
	2005	2004
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(550,745)	$(384,512)
Denominator:
Weighted average shares - basic and diluted	186,942,348	144,023,913
Loss per common share, basic and diluted	$(0.003)	$(0.003)

	For the Nine-Month Period
	Periods Ended March 31,
	2005	2004
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(1,106,738)	$(600,964)
Denominator:
Weighted average shares - basic and diluted	180,578,029	135,937,119
Loss per common share, basic and diluted	$(0.006)	$(0.004)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the three-month and nine-month periods presented.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended June 30, 2005, and June 30, 2004, and for the unaudited financial statements as of March 31, 2005, and for the three-month and nine-month periods ended March 31, 2005 and 2004.

Plan of Operations

During the past year, IFPG has developed into an international importer and U. S. representative for various domestic and foreign product companies. Some of the products that we represent include premium coffees from Columbia, organic vegetables from Asia and Frozen fruits and vegetables from China, South America and Michigan. Fiscal year 2004 was a year of transition for IFPG. Management made a concerted effort to acquire new products and refresh our marketing strategies that will greatly expand the lines of products that we offer.

These decisions have positioned us in one of the major retail categories - Coffee, as well as frozen vegetables and frozen fruits, both organic and non-organic.

This repositioning allows us to seek customers for our unique, market-tested snack products - G.O.T. Fries ®, AW Shucks ™, (both are patent protected), as well as Just Popped ™ - a line of Gourmet style popcorn.

We purchase our coffee products from a large, grower and roaster of Colombian coffee, and have begun to import these products under the Golden Choice Foods® brand for immediate resale to major retailers.

We expect to begin shipping our three pound whole bean coffee during first quarter of fiscal 2006 to one of the world’s largest retailers. Additionally, we have begun shipping our 100% Colombian Supremo fractional packs to the same national account.

Our Colombian Coffee is roasted in the Coastal Valley of the Sierra Nevada de Santa Marta mountain range in a facility which has a 100 million pound roasting capacity and has been in business for over 70 years roasting quality coffee. We believe roasting in Columbia provides significant cost advantages that should allow us to provide high quality Colombian Coffee at competitive prices in the USA.

During the coming year we expect to complete development of a fresh date program from Pakistan, secure relationships that will give us the capacity to provide frozen blueberries and other in-demand fruits to the large retailers in the United States and to complete the development of a unique snack to be introduced across the country during the basketball season of “March Madness”. We have secured the base potato product for this product from a large supplier in Italy.

Our primary goal for the coming year is to establish IFPG as a company with a solid revenue stream. We expect be able to accomplish this with the products that we have at this time. To accomplish these strategies, we must raise capital either as equity, debt or lines of credit. Management intends to work diligently to accomplish raising the needed capital.

In conclusion, this year should reflect a dramatic expansion and presence for our brands in many of the largest retail outlets in the country. We believe that we have emerged stronger with a range of new, unique products that should achieve significant revenues, profits and dramatically increase shareholder value. We are confident in the soundness of our strategies and the choice of our brands.

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

Results of Operations for the nine month period ended March 31, 2005 and 2004.

Net Sales. Net sales for the nine month period ending March 31, 2005 compared to the same period in the prior year increased from $0 to $234,198. We made our first sales of our 100% Colombian fractional pack coffee in the second quarter of FYE 2005.

Cost of Sales. The Cost of Sales for the nine month period ending March 31, 2005 was $288,974, as compared to $0 for the nine month period ending March 31, 2004. The Company had no sales during the nine month period ending March 31, 2004. The negative gross profit of ($54,776) results from non recurring delivery costs related to our first sale.

Selling Expenses. These expenses for the nine month period in the current fiscal year were $176,713 as compared to $719,802 in the same period of the prior fiscal year. We continued to invest capital in selling, marketing and product development in anticipation of upcoming sales. We expended significant marketing efforts in the prior fiscal year leading to our first sales in the current fiscal.

General and Administrative expenses. General and Administrative expenses for the nine month period ending March 31, 2005 were $873,142, as compared to $810,973 in comparable period of fiscal 2004. G&A increased because of an increase in officers and directors salaries of $45,000.

Net (Loss). For the nine month period ending March 31, 2005, we had a net loss of $(1,106,701) or $.006 per share as compared to a net loss of $(1,540,306) or $0.016 per share for the nine month period ending March 31, 2004.

Results of Operations for the three-month periods ended March 31, 2005 and 2004.

Net Sales. Net sales for the three-month period ending March 31, 2005 increased from $0 for the three-month period ending March 31, 2004 to $30,541. We began to ship our 100% Colombian fractional pack coffee in the second quarter of FYE 2005.

Cost of Sales. The Cost of Sales for the three-month period ending March 31, 2005 was $49,678, as compared to $0 for the three-month period ending March 31, 2004. The negative gross profit in fiscal 2005 results from non recurring delivery costs related to our initial sales.

Selling Expenses. These expenses for the three-month period ending March 31, 2005 were $117,267, as compared to $192,327 for the three-month period ending March 31, 2004. We continued to invest capital in selling, marketing and product development in anticipation of upcoming sales.

General and Administrative expenses. General and Administrative expenses for the three-month period ending March 31, 2005 were $413,031 as compared to $185,023 for the three-month period ending March 31, 2004. G&A increased because of an increase in officers and directors salaries of $87,000, an increase in shareholder relations of $16,000, and an increase in accounting and systems costs of $150,000.

Net (Loss). For the three-month period ending March 31, 2005, we had a net loss of $(550,745) or $.003 per share as compared to a net loss of $(1,106,738) or $0.006 per share for the three-month period ending March 31, 2004.

Liquidity and Capital Resources

Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and debt financing with related and unrelated parties. As of March, 2005 we have no liquidity. Total assets were $73,536 at March 31, 2005, a decrease of $173,488 from the end of the last fiscal year. This decrease was due to the decrease in restricted cash. Total liabilities increased by $154,292 from the end of the last fiscal year. This decrease was due to the reduction of notes payable repaid through the decrease in restricted cash offset by the increase in accounts payable and accrued liabilities.

Certain related party notes payable became due and payable on December 31, 2004. The Company's management has negotiated an extension of these loans.

Management is of the opinion that our cash on hand and revenues from operations are insufficient to meet our operational needs for the next twelve months. Accordingly, management will rely upon proceeds from debt financing from related and unrelated parties.

Material events and uncertainties. We anticipate that we will begin to be profitable during the third quarter of fiscal year 2005. For this to happen, we must be successful in raising additional capital in order to deliver our products to the marketplace. Prior to this, we will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, we must be able to continue to develop markets and gain consumer acceptance of our products.

While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the consumer hot beverage industry. Accordingly, future trends and results cannot be predicted with certainty.

Under current operating conditions, management believes that our sources of cash are insufficient to last through the next year. For IFPG continue to operate and to grow its sales it will need to raise additional capital and have profitable revenue.

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

General domestic economic and political conditions
Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
The availability and timing of receipt of necessary outside capital
Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 2. Changes in Securities.

On February 1, 2005, the Company issued 14,950,892 shares of common stock to a total of 20 persons as payment for services rendered to the Company at a value of $0.0375 per share.

On March 15, 2005, the Company issued 3,659,971 shares of common stock to two executive officers of the Company as payment for services rendered to the Company, payment for loans made to the Company and payment of interest due to the officers. The issuance was valued at $0.03 per share.

All shares issued were exempt from registration under section 4(2) of the Securities Act of 1933 due to the fact they were issued to parties close to the Company and not involving any public offerings.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Articles of Incorporation (1)

    3.2 Bylaws (1)

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

(1)  Previously filed as an exhibit to Form SB-2 on July 18, 2000.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Food Products Group, Inc.

Date: May 23, 2005    /s/ Richard Damion______________________
Richard Damion
Chief Executive Officer

Date: May 23, 2005    /s/ Joseph R. Rodriguez, Jr._______________
Joseph R. Rodriguez, Jr.
Chief Financial Officer