Form 10KSB
period 2005-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-10-13
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-33251

INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	33-0903004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

170 Newport Center Drive, Suite 260, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (949) 759-7775

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 300,000,000 common shares par value $0.001 per share

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $209,966.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 4, 2005 is $14,642,210.

The number of shares of the issuer’s Common Stock outstanding as of October 4, 2005 is 244,036,834.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

1
- -1 -

PART I

Item 1. Description of Business

The registrant (sometimes referred to the "Company" or "IFPG") has developed into an international importer and U. S. representative for various domestic and foreign product companies. Some of the products represented include premium coffees from Columbia, organic fruits and vegetables from Asia and the U.S., breath strips from Japan, and upscale potato chips from a U.S. manufacturer. In conjunction with these new products, IFPG is now being represented by a national broker/distributor network that will market and sell the Company's expanding product lines. IFPG expects the sales of these new items along with its existing product lines to begin shortly with the expectation of rapidly growing sales revenues.

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

- -2 -

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

To monitor product quality, we maintain quality control programs during all stages of processing. Management believes that our production and manufacturing practices comply with applicable government regulations.

Item 2. Description of Property

Third party contractors produce and ship the products of IFPG. Accordingly, the only facilities utilized by IFPG are 500 square feet of office space located at 170 Newport Center Drive, Suite 260, Newport Beach, California. IFPG occupies the space pursuant to a month to month lease. IFPG believes that if it should ever lose or not be able to renew the lease, it would not be difficult to obtain a comparable and satisfactory office location.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2005.

- -3 -

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

MARKET INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol IFPG. A market for our common shares did not commence until the fourth calendar quarter of 2002. Following is the high and low sales prices for each each of the two years in the period ending June 30, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High Low

Jul - Sep 2003	0.14 0.05
Oct - Dec 2003	0.11 0.05
Jan - Mar 2004	0.07 0.03
Apr - Jun 2004	0.07 0.03
Jul - Sep 2004	0.04 0.02
Oct - Dec 2004	0.03 0.02
Jan -Mar 2005	0.07 0.02
Apr - Jun 2005	0.06 0.01

On March 14, 2005 we effected a 3-for1 split of our common stock. All references To the number of shares and share price have been adjusted to reflect the split As if it occurred on June 30, 2003.

On the date of this filing, October 4, 2005, the best bid price of our common shares is $0.07 and the best ask price is $0.08.

At October 4, 2005 there were approximately 250 record holders of IFPG's Common Stock.

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

- -4 -

Recent Sales of Unregistered Securities

During the year ended June 30, 2005, the Company issued 25,229,996 restricted shares of common stock to thirty five individuals for various types of consulting services. The shares were recorded at their fair value as of the date of issuance which ranged from $0.014 to $0.01. Accordingly, the Company recognized $401,169 in various consulting expenses during the year ended June 30, 2005. The transactions were isolated transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.

During the year ended June 30, 2005, we issued the following restricted shares of common stock to two officers and directors in payment of accrued salaries and in repayment of loans made by these two officers and directors to the Company. The shares were at their fair market value at the dates of issuance which ranged from $.01 to $.014 per share. The transactions were isolated transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.
	Number of
	Shares	Amount

Accrued salaries	31,762,839	$345,879
Loan repayments	31,191,339	296,686

Total	62,954,178	$642,565

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the years ended June 30, 2005 and June 30, 2004.

Plan of Operations

During the past year, IFPG has developed into an international importer and U. S. representative for various domestic and foreign product companies. Some of the products that we represent include premium coffees from Columbia, organic vegetables from Asia and frozen fruits and vegetables from China, Canada, and the United States. Fiscal year 2004 was a year of transition for IFPG. Management made a concerted effort to acquire new products and refresh our marketing strategies that will greatly expand the lines of products that we offer.

These decisions have positioned us in one of the major retail categories coffee, as well as frozen vegetables and frozen fruits, both organic and non organic.

This repositioning allows us to seek customers for our unique, market tested snack products G.O.T. Fries ®, AW Shucks ™, (both are patent protected), as well as Just Popped ™ a line of Gourmet style popcorn.

We have expanded our coffee resources to include both domestic and Colombian sources, and have begun to import these products under the Golden Choice Foods® brand for immediate resale to major retailers.

We expect to begin shipping our three pound whole bean coffee during first and second quarter of fiscal 2006 to one of the world's largest retailers. At this time we are discontinuing the shipping of our fractional pack coffee to this same retailer in exchange for the whole bean coffee. We also expect to begin shipping of our organic blueberries during the first fiscal quarter of 2006. If this test program is successful, we expect to add regular cultivated blueberries to the product list for fiscal 2006.
Our Colombian Coffee is roasted in the Coastal Valley of the Sierra Nevada de Santa Marta mountain range in a facility which has a 100 million pound roasting capacity and has been in the business of roasting quality coffee for over 70 years. We believe roasting the coffee in Columbia provides significant cost advantages that should allow us to provide high quality Colombian Coffee at competitive prices in the USA. We are also looking to domestic sources for this same high quality coffee to insure on time deliveries in case of any disruption due to unpredictable world events.

- -5 -

During the coming year we expect to complete development of a fresh date program from Pakistan, secure relationships that will give us the capacity to provide frozen blueberries and other in demand fruits to the large retailers in the United States and to complete the development of a unique snack to be introduced across the country during the basketball season of "March Madness". We have secured the base potato product for this product from a large supplier in Italy.
Our primary goal for the coming year is to establish IFPG as a company with a solid revenue stream. We expect be able to accomplish this with the products that we have at this time. To accomplish these strategies, we must raise capital either as equity, debt or lines of credit. Management intends to work diligently to accomplish raising the needed capital.

In conclusion, this coming year should reflect a dramatic expansion and presence for our brands in many of the largest retail outlets in the country. We believe that we have emerged stronger with a range of new, unique products that should achieve significant revenues, profits and dramatically increase shareholder value. We are confident in the soundness of our strategies and the choice of our brands.

Results of Operations for the fiscal years ended June 30, 2005 and 2004.

Net Sales. Net sales for the fiscal year ended June 30, 2005, compared to the fiscal year ended June 30, 2004, increased approximately 457% from $45,925 to $209,966. This increase is a result of our change of focus to our new lines of foreign and domestic products. We expect sales to continue to increase during fiscal year 2006. The new lines of coffee products and frozen fruits are expected to be introduced during the first and second quarters of 2006.

In September 2005, we received our first orders of frozen fruit totaling $140,000. We expect to deliver this product in October 2005.

Cost of Sales. The Cost of Sales for fiscal year ended June 30, 2005, was $286,671 or approximately 137% of net sales, as compared to $46,414, or approximately 101% of net sales for the fiscal year ended June 30, 2004. Cost of sales, for the period, was consistent with our projections for initial sales of our new products. The cost of coffee increased dramatically after we had committed to the sales price of the coffee and due to our size we were unable to lock in our cost of raw coffee prior to ordering.

Cost of sales of our initial sales is greater that we expect to realize once sales occur on a regular basis. Initial costs, which we do not expect to recur, include less than economic order and delivery quantities and the cost to meet customer expectations.

Selling Expenses. Selling expenses were $528,803 as compared to $1,281,181 for the fiscal years ended June 30, 2005 and 2004. The decrease in selling expenses of $752,378 results from a concentration of sales efforts in 2005 to a single major customer and the near completion of our marketing plan. We continue to invest in sales and sales support while the new products were in development, and expect that selling expenses will remain high in the near future.

- -6 -

General and Administrative expenses. General and administrative expenses for the fiscal year ended June 30, 2005, were $777,141 as compared to $489,860. This increase of $287,281 relates primarily to an increase in officers' compensation of $215,220.

We adopted SFAS 123R retrospectively effective June 30, 2005. Although this adoption did not effect the financial statements of June 30, 2005, or for either of the two years in the period then ended, it may have an effect on future periods, especially if we grant options in the future.

Other Income (Expense). Other Income (Expense) including interest income and expense for the fiscal year ended June 30, 2005, compared to fiscal year ended June 30, 2004, decreased from an expense of $19,592 to $4,534. This decrease was the result of a debt conversion benefit of $16,814 being recognized as other income in connection with notes payable being converted to equity offsetting interest expense of $9,545 to related parties and $26,861 of interest expense for third parties adjusted for past due vendor invoices that are more than 1 year past the due date of the invoice for the period.

Net Income (Loss). For the fiscal year ended June 30, 2005, the Company had a net loss of $(1,387,984) or $(0.01) per share as compared to a net loss of $(1,791,922) or $(0.04) per share for the fiscal year ended June 30, 2004.

Liquidity and Capital Resources.

Since its inception, IFPG has financed its cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short term debt.

Total assets decreased from $247,024, at June 30, 2004, to $8,065, at June 30, 2005. This decrease was due to a decrease in restricted assets in the form of a time deposit of $200,120 and the collection of $44,784. The proceeds from these items were used to reduce notes payable. Total liabilities decreased from $606,995, as of the period ended June 30, 2004, to $487,142 for the period ended June 30, 2005 primarily due to the reduction in notes payable.

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

We adopted SFAS 123R retrospectively effective June 30, 2005. Although this adoption did not effect the financial statements of June 30, 2005 or for either of the two years in the period then ended, it may have an effect on future periods, especially if we grant options in the future.

- -7 -

Material Events and Uncertainties.

We anticipate that we will begin to be profitable during the second quarter of fiscal year 2006. For this to happen, we must be successful in raising additional capital in order to deliver our products to the marketplace. Prior to this, we will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, we must be able to continue to develop markets and gain consumer acceptance of our products.

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

Certain Trends and Uncertainties:

IFPG has in the past and may in the future make forward looking statements. Certain of the statements contained in this document involve risks and uncertainties. The future results of IFPG could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

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

Raw Coffee Costs:
- -8 -

The cost to purchase green coffee beans is the single most important cost for IFPG. Because it is a commodity, its price fluctuates daily. IFPG must find effective ways to keep these costs within its budgeted limits. If IFPG is not able to control these costs, its business and operating results could be adversely affected.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

•	General domestic economic and political conditions
•	Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
•	The availability and timing of receipt of necessary outside capital
•	Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward looking statements. The Company disclaims any intent or obligation to update its forward looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Item 7. Financial Statements

International Food Products Group, Inc.

Financial Statements

June 30, 2005 and
For Each of the Two Years in the Period Ended June 30, 2005

- -9 -

International Food Products Group, Inc.

Index to the Financial Statements

June 30, 2005 and
For Each of the Two Years in the Period Ended June 30, 2005

- -10 -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
International Food Products Group, Inc.

We have audited the accompanying balance sheet of International Food Products Group, Inc. as of June 30, 2005 and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Financial Results, Liquidity and Management's Plan to the financial statements, the Company has suffered recurring losses from operations, has difficulties generating sufficient cash flow to meet its obligations and sustain its operations, and has a stockholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Additionally, the Company has embarked on a sales program related to imported products that requires significant financing. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
October 12, 2005

- -11 -

International Food Products Group, Inc.
Balance Sheet
June 30, 2005

Assets

Current assets:
Cash	$81
Prepaid insurance	7,804
Total current assets	7,885
Property and equipment, net	-
Deposit	180
Total assets	$8,065
Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable	$158,668
Judgment payable	126,136
Accrued compensation costs	58,513
Other accrued expenses	58,943
Notes payable - related party	36,576
Notes payable - third party	48,306
Total current liabilities	487,142
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 241,186,834 shares issued and outstanding	241,187
Additional paid-in capital	6,691,062
Accumulated deficit	(7,411,326)
Total shareholders' deficit	(479,077)
Total liabilities and shareholders' deficit	$8,065

The accompanying notes are an integral part of the financial statements.

- -12 -

International Food Products Group, Inc.
Statements of Operations
For Each of the Two Years in the Period Ended June 30, 2005

	2005	2004
Gross sales	$253,319	$64,566
Less: returns, discounts and allowances	(43,353)	(18,641)
Net sales	209,966	45,925
Cost of goods sold	286,671	46,414
Gross loss	(76,705)	(489)
Selling expenses	528,803	1,281,181
General and administrative expenses	777,142	489,860
Total operating expenses	1,305,945	1,771,041
Loss from operations	(1,382,650)	(1,771,530)
Other income (expense):
Interest expense, net	(1,440)	(26,861)
Interest expense - related parties	(3,094)	(9,545)
Debt conversion benefit	-	16,814
Total other expense	(4,534)	(19,592)
Loss before provision for income taxes	(1,387,184)	(1,791,122)
Provision for income taxes	(800)	(800)
Net loss	$(1,387,984)	$(1,791,922)
Net loss per share, basic and diluted	$(0.01)	$(0.02)
Shares used in per-share calculation, basic and diluted	171,223,169	101,612,655

The accompanying notes are an integral part of the financial statements.

- -13 -

International Food Products Group, Inc.
Statements of Shareholders' Deficit
For Each of the Two Years in the Period Ended June 30, 2005

			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance, June 30, 2003	78,230,106	$78,230	$3,710,761	$(4,231,420)	$(442,429)
Shares issued for services	31,394,751	31,395	1,530,803	-	1,562,198
Shares issued in satisfaction of accrued payroll	8,000,001	8,000	37,333	-	45,333
Shares issued in satisfaction of debt	8,412,702	8,413	255,196	-	263,609
Shares issued in lock-up agreement	176,100	176	3,064	-	3,240
Net loss	-	-	-	(1,791,922)	(1,791,922)
Balance June 30, 2004	126,213,660	126,214	5,537,157	(6,023,342)	(359,971)
Shares issued for services	52,018,996	52,019	574,294	-	626,313
Shares issued in satisfaction of accrued payroll	31,762,839	31,763	314,116	-	345,879
Shares issued in satisfaction of debt	31,191,339	31,191	265,495	-	296,686
Net loss	-	-	-	(1,387,984)	(1,387,984)
Balance, June 30, 2005	241,186,834	$241,187	$6,691,062	$(7,411,326)	$(479,077)

The accompanying notes are an integral part of the financial statements.

- -14 -

International Food Products Group, Inc.
Statements of Cash Flows
For Each of the Two Years in the Period Ended June 30, 2005
	For the Years Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,387,984)	$(1,791,922)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	441	231
Write-down of intangible assets	-	5,292
Interest accrued on note payable - third party	-	2,071
Interest accrued on note payable - related parties	-	13,323
Forgiveness of interest by related party	-	(5,898)
Debt conversion benefit	-	(16,814)
Shares issued for services	972,191	1,562,198
Shares issued for shares voluntarily exchanged for restricted shares	-	3,240
Decrease (increase) in assets:
Trade accounts receivable	44,784	1,946
Prepaid expenses	(6,125)	(544)
Other assets	(180)	1,000
Increase (decrease) in liabilities:
Accounts payable	(53,072)	(120,173)
Judgment payable	126,136	-
Accrued compensation costs	(5,407)	-
Accrued expenses	33,511	109,119
Net cash provided by (used in) operating activities	(275,705)	(236,931)
Cash flows provided by (used in) investing activities:
Change in restricted cash	200,120	(200,120)
Net cash provided by (used in) investing activities	200,120	(200,120)

The accompanying notes are an integral part of the financial statements.

- -15 -

International Food Products Group, Inc.
Statements of Cash Flows
For Each of the Two Years in the Period Ended June 30, 2005

	For the Years Ended June 30,
	2005	2004
Cash flows provided by (used in) financing activities:
Proceeds from advances from related parties	$293,884	$449,083
Payment on a note payable from a related party	(11,018)	(27,754)
Payment on a note payable from a third party	(207,200)	-
Net cash provided by (used in) financing activities	75,666	421,329
Net increase (decrease) in cash	81	(15,722)
Cash at beginning of year	-	15,722
Cash at end of year	$81	$-

Supplemental Disclosures of Cash Flow Information
	For the Years Ended June 30,
	2005	2004
Interest paid - third parties	$1,528	-
Interest paid - related parties	-	-
Income taxes paid	$800	$800

Supplemental Schedule of Non-cash Investing and Financing Activities
	For the Years Ended June 30,
	2005	2004
Issuance of shares in satisfaction of notes payable including accrued interest:
Notes payable - related parties	$296,686	$229,084
Notes payable - third parties	-	$34,525
Common stock	$(31,191)	$(8,413)
Additional paid-in capital	$(265,495)	$(255,196)
Issuance of shares in satisfaction of accrued payroll:
Accrued payroll - related parties	$345,879	$45,333
Common stock	$(31,763)	$(8,000)
Additional paid-in capital	$(314,116)	$(37,333)
The accompanying notes are an integral part of the financial statements.

- -16 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

1. Summary of Significant Accounting Policies

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Cash

The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of June 30, 2005, the Company did not have a trade accounts receivable nor did it establish an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. Market is determined based on net realizable value. The Company's management monitors its inventories for excess, obsolete, slow moving, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. The Company had no inventory at June 30, 2005.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities. Deferred tax assets and/or liabilities are classified as current and noncurrent based

- -17 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

1. Summary of Significant Accounting Policies, Continued

Income Taxes, Continued

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

Stock Split

In January 2005, the Company's Board of Directors approved a three-for-one stock split of the Corporation's common stock affected in the form of a 100% stock dividend, which was distributed on May 10, 2005, to shareholders of record on March 15, 2005. Shareholders' equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split. As part of the forward stock split the Company transferred $149,125 from additional paid-in capital to common stock to reflect the increase in the number of shares outstanding at par value.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS No. 123R encompasses a wide range of share-based compensation arrangement, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. The Company has elected to adopt SFAS No. 123R retrospectively as of June 30, 2005. The adoption of SFAS No. 123R had no significant effect on net income, loss per share, or share-based compensation cost for either of the two years in the period ended June 30, 2005.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during 2005 and 2004.

- -18 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

1. Summary of Significant Accounting Policies, Continued

Shipping Costs

Freight-out costs are included in selling expenses and were $41,854 and $7,832 for each of the two years ended June 30, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumption that has been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statements.

Product Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients, taste and market testing. The costs of these activities are expensed as incurred and for the years ended June 30, 2005 and 2004 were $14,000 and $38,420, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2005 presentation. These changes had no impact on previously reported results of operations or shareholders' deficit.

2. Property and Equipment

Property and equipment consisted of the following as of June 30, 2005:

Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total property and equipment	-

- -19 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

2. Property and Equipment, Continued

Depreciation expense for the years ended June 30, 2005 and 2004 was $441 and $231, respectively.

3. Judgment Payable

In March 2005 a vendor of the Company who supplied packaging for products during the period from fiscal year 2000 through fiscal year 2002 obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court determined attorney's fees. The vendor's court-granted judgment has been recorded and a lien has been filed in the amount of $126,135. Accordingly, the amount previously recorded as a trade account payable has been reclassified as a judgment payable.

4. Notes Payable

Notes Payable - Related Parties

Notes payable - related parties at June 30, 2005 are as follows:

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. The note is due on December 31, 2005.	$20,255
Note payable to related party who is an officer, director and major shareholder; uncollateralized with interest; due on December 31, 2005.	$16,321
Notes payable - related parties	$36,576
Note Payable - Third Party
Note payable - third party at June 30, 2005 is as follows:
Note payable to a third party, who is a consultant with an effective interest rate of 20% per annum. Paid through the issuance of common stock in July 2005.	$48,306
Notes payable - third party	$48,306

- -20 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

5. Deferred Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2005	2004
Current tax expense:
Federal	-	-
State	$800	$800
	800	800
Deferred tax expense:
Federal	-	-
State	-	-
-		-
Total provision	$800	$800

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2005 and 2004 are as follows:
	For the Years Ended June 30,
	2005	2004
Deferred income tax assets:
Net operating loss carryforward	$1,975,746	$1,747,201
Allowance and reserves	33,019	53,356
Depreciation	-	1,551
Accrued expenses	-	27,418
Other	272	272
Total deferred income tax asset	2,009,037	1,829,798
Valuation allowance	(2,009,037)	(1,829,798)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $179,239 and $129,659 during the years ended June 30, 2005 and 2004, respectively.

- -21 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

5. Deferred Income Taxes, Continued

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2005	2004
Tax expense at U.S. statutory rate	(34.0) %	(34.0) %
State tax provision	-	-
Other	(2.0)	-
Stock-based compensation	24.9	28.3
Change in valuation allowance	12.2	5.8
Effective income tax rate	1.1%	0.1%

The Company also has federal and state net operating loss carryforwards of $4,813,412 and $4,804,914, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2005, respectively.

6. Commitments

The Company rents its corporate office on a month to month basis. Rental expense was $24,194 and $6,449 for the years ended June 30, 2005 and 2004, respectively.

7. Contingencies and Concentrations

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since inception and for the years ended June 30, 2005 and 2004 the net losses were $(1,387,984) and $(1,791,922), respectively. Despite its negative cash flows from operations of $(272,405) and $(236,931) for fiscal years 2005 and 2004, respectively, the Company has been able to obtain additional operating capital through private funding sources, which was repaid through the issuance of common shares. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

- -22 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

7. Contingencies and Concentrations, Continued

Financial Results, Liquidity and Management's Plan, Continued

During the year ended June 30, 2005, the Company financed its operations through loans from officers totaling $290,584. In addition, accrued compensation costs of $345,879 and the $290,584 advanced to the Company were repaid through issuance of common stock. In the year ended June 30, 2004, it financed its initial imported product sales through an irrevocable standby letter of credit. The Company may offer shares of its common stock during the fiscal year ended June 30, 2006 to raise additional capital.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company has sold products in the year ended June 30, 2005 to a single large retailer. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. Its one customer accounted for 100% of the Company's sales and accounts receivable for the year ended June 30, 2005. Two customers each accounted for more than 10% each of revenues and trade accounts receivable and combined totaled 88% of revenues and 100% of the trade receivables for the year ended June 30, 2004.

- -23 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

7. Contingencies and Concentrations, Continued

Risks Associated with Concentrations in the Available Sources of Supply of Materials

The sole product that was sold by the Company during the years ended June 30, 2005 and 2004 is available from a limited number of suppliers located exclusively in foreign countries that are subject to civil unrest. The inability to obtain products as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's business, financial condition, and results of operations.

8. Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2005. The Company does not have a formal plan for granting options.

The following table summarizes information about stock options granted and outstanding at June 30, 2005. There were no changes during the years then ended June 30, 2005 and 2004. All options granted are fully vested at June 30, 2005 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

		Weighted
		Average
	Shares	Exercise Price
Balance, June 30, 2003	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2004	16,650,000	0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2005	16,650,000	$0.133
Exercisable at June 30, 2004	16,650,000	$0.133
Exercisable at June 30, 2005	16,650,000	$0.133

- -24 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

8. Share-Based Compensation, Continued

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2005:

Stock Options Outstanding
		Weighted
Average		Average
Options		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.083	11,250,000	3.5	$0.083
$0.250	5,400,000	6.2	$0.250
	16,650,000	$4.4	$0.133

The Company issues shares of its common stock to non employees in payment for services provided, and issued shares to employees in satisfaction of accrued compensation. The Company records the fair value of the shares issued to measure the cost of the transactions with both non employees and employees. The Company does not have a formal share based compensation plan.

The fair value of unrestricted shares is determined by the quoted market price at the measurement date of each issuance. The fair value of restricted shares is estimated at the measurement date of each issuance using the Black-Scholes Option Model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Volatilities increased in 2005 as the per share value of the Company’s common stock returned to the levels prior to the 3 for 1 split. The risk free rate is based on the U.S. Treasury yield curve in effect at the measurement date.

For the Years Ended June 30,
	2005	2004
Volatility	175% to 736%	142% to 278%
Expected dividends	-	-
Risk-free rate	2.18% to 3.66%	1.16% to 3.87%
Expected life of the options	1.0 to 2.0 years	1.0 to 2.0 years

- -25 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

8. Share-Based Compensation, Continued

A summary of share activity follows.

	For the Years Ended June 30,
	2005	2004
Shares issued to non employees for services:
Number of shares issued	52,018,996	31,394,751
Estimated fair value	$636,313	$1,562,198
Shares issued to employees in satisfaction of accrued payroll:
Number of shares issued	31,762,839	8,000,001
Estimated fair value	$345,879	$45,333

9. Disclosures about Fair Values of Financial Instruments

The estimated fair value amounts of all financial instruments on the Company's June 30, 2005 balance sheet has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company does not have any off balance sheet financial instruments.

Cash and Other

The carrying amounts of cash, accounts receivable, the other asset, trade accounts payable and certain other current liability amounts approximate fair value due to the short term maturities of these instruments.

Notes Payable

The carrying amounts on the balance sheet of the notes payable approximate fair value as the effective interest rates approximated the market rate at the time they were made or rewritten.

- -26 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

10. Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares, after adjustment for the 3 for 1 stock split in March 2005, for the period.

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended June 30,
	2005	2004
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,387,984)	$(1,791,922)
Denominator:
Weighted average shares - basic and diluted	171,223,169	101,612,655
Loss per common share, basic and diluted	$(0.01)	$(0.02)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

Common shares reserved for future issuance are as follows:

	For the Years Ended June 30,
	2005	2004
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000

- -27 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

11. Stock Transactions

Shares Issued in Satisfaction of Obligations

During the year ended June 30, 2005, the Company issued 31,191,339 shares of its common stock to its two officers and sole employees in satisfaction of obligations totaling $296,686. The obligations resulted from advances made to the Company. The fair value of the common shares issued equaled the amount of obligations satisfied.

During the year ended June 30, 2004 the Company issued 8,412,702 shares of its common stock to its two officers and sole employees in satisfaction of obligations totaling $263,609. The fair value of the common shares issued equaled the amount of the obligations satisfied.

Additional Shares Issued to Shareholders for in Lock-Up Agreements

During the year ended June 30, 2004, the Company issued 176,100 shares of common stock to certain shareholders who voluntarily allowed their already owned shares to be restricted for one year period. The shares issued for this lock-up agreement were recorded at the value of the shares on the date the agreement was approved by the Company's board of directors. Accordingly, the Company recognized $3,240 of shareholder relations expense.

12. Selling, General and Administrative Expenses

Selling expenses for each of the two years in the period ended June 30, 2005 are as follows:

	For the Years Ended June 30,
	2005	2004
Sales and marketing consulting expense	$443,526	$1,271,147
Sales travel	67,063	9,896
Other	18,214	138
Total selling expenses	$528,803	$1,281,181

- -28 -

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

12. Selling, General and Administrative Expenses, Continued

General and administrative expenses for each of the two years in the period ended June 30, 2005 are as follows:

	For the Years Ended June 30,
	2005	2004
Officer salaries	$364,553	$149,333
Accounting fees	132,642	124,597
Legal and professional fees	7,946	61,090
Package design	14,000	38,420
Product development	109,524	32,549
Shareholder relations	40,310	9,387
Other	108,167	74,484
Total general and administrative expenses	$777,142	$489,860

- -29 -

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

ITEM 8B. OTHER INFORMATION

None

- -30 -

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.

Name	Age Position (1)

Richard Damion	60
Chairman, CEO, Secretary, Treasurer and Director since 1996

Joseph R. Rodriguez, Jr.	55
President and Director since 1996

Robert George	69
Director since 2001

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

- -31 -

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CEO	1	0	1
Joseph R. Rodriguez, Jr.	1	1	1
Robert George	0	0	1

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Richard Damion	CEO, Secretary Director	2003 2004 2005	0 0 0	0 0 0	0 0 0	1,014,492 1,666,667 16,766,667	0 800,000 0	0 0 0	0 0 0
Joseph R. Rodriguez, Jr.	President Director	2003 2004 2005	0 0 0	0 0 0	0 0 0	707,246 1,000,000 7,440,000	0 800,000 0	0 0 0	0 0 0

- -32 -

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of November 12, 2004 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.

	Common	Percent of
Name and Address	Shares	Class (1)

Richard Damion (2)	8,718,351	17.12%
170 Newport Center Drive, Suite 260
Newport Beach, CA 92660

Joseph R. Rodriguez, Jr. (3)	7,580,212	14.87%
170 Newport Center Drive, Suite 260
Newport Beach, CA 92660

Robert George	1,450,000	2.96%
170 Newport Center Drive, Suite 260
Newport Beach, CA 92660

All executive officers and directors	17,748,563	33.51%
as a group (three)

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

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

•	Receipt of stock compensation by the officers and directors of IFPG as set forth in the executive compensation table;

•	The receipt of 899,182 shares of common stock by Joseph R. Rodriguez, Jr., for cancellation of debt owed to Mr. Rodriguez by IFPG.

•	The receipt of 362,371 shares of common stock by Richard Damion for cancellation of debt owed to Mr. Damion by IFPG.

- -33 -

PART IV

Item 13. Exhibits

Exhibits

14.1	Code of Ethics (included with Form 10-KSB filing on Nov. 16, 2004.)

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2004 was approximately $25,000. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2005 was approximately $25,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2004 and 2005.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2004 and 2005 were $0 and $0 respectively.

1
- -34 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

By: /s/ Richard Damion
-----------------------------------------------------
Richard Damion, Chief Executive Officer

Date: October 13, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Date: October 13, 2005

By: /s/ Joseph R. Rodriguez, Jr.
------------------------------------------
Joseph R. Rodriguez, Jr. Director and
Principal Financial Officer
Principal Accounting Officer
Date: October 13, 2005