Form 10QSB
period 2005-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2005-11-21
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of September 30, 2005 was: 243,636,834.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements

As of September 30, 2005 and
For Each of the Three-Month Periods Ended September 30, 2005 and 2004

International Food Products Group, Inc.

Index to the Financial Statements

As of September 30, 2005 and

For Each of the Three-Month Periods Ended September 30, 2005 and 2004

International Food Products Group, Inc.

Balance Sheet

September 30, 2005

Assets

Current assets:
Cash	$8,436
Inventory - raw materials	39,437
Prepaid insurance	16,398

Total current assets	64,271
Deposit	180

Total assets	$64,451

Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable	$176,662
Judgment payable	126,136
Accrued compensation costs	118,513
Other accrued expenses	75,687
Notes payable - related parties	104,076

Total liabilities	601,074

Commitments and contingencies

Shareholders' deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 244,036,834 shares issued and outstanding at September 30, 2005	244,037
Additional paid-in capital	6,829,242
Accumulated deficit	(7,609,902)

Total shareholders' deficit	(536,623)

Total liabilities and shareholders' deficit	$64,451

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month Periods Ended September 30, 2005 and 2004

	For the Three-Month Period
	Periods Ended September 30,
	2005	2004

Selling expenses	$95,838	$50,798
General and administrative expenses	101,668	166,158

Loss from operations	(197,506)	(216,956)

Interest income (expense):
Interest expense, net	-	-
Interest expense - related parties	1,070	-
Interest income	-	504
Debt conversion benefit	-	-
Total interest expense, net	1,070	504

Loss before provision for income taxes	(198,576)	(216,452)

Provision for income taxes	-	-

Net loss	$(198,576)	$(216,452)

Net loss per share, basic and diluted	$(0.001)	$(0.002)

Shares used in per-share calculation, basic and diluted	243,416,354	127,790,337

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Three-Month Periods Ended September 30, 2005 and 2004

	For the Three-Month Period
	Periods Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(198,576)	$(216,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	441
Shares issued for services	72,724	110,250
Decrease (increase) in assets:
Trade accounts receivable	-	44,784
Prepaid expenses	(8,594)	(31,271)
Inventories	(39,437)	(162,965)
Increase (decrease) in liabilities:
Accounts payable	17,994	195,924
Accrued compensation costs	60,000	-
Accrued expenses	16,744	51,896
Net cash used in operating activities	(79,145)	(7,393)
Cash flows from investing activities:
Change in restricted cash	-	(504)
Net cash provided by financing activities	-	(504)
Cash flows from financing activities:
Proceeds from issuance of note payables - related parties	-	15,791
Increase in note payable to related parties	67,500	-
Sale of common stock	20,000	-
Net cash provided by financing activities	87,500	15,791
Net decrease in cash	8,355	7,894
Cash at beginning of period	81	15,722
Cash at end of period	$8,436	$23,616
Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for payment of notes (including accrued interest):
Third party	$48,306	$71,383
Related party	-	$209,040
Issuance of shares for payment of accrued payroll liability	-	$80,000

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2005 and
For Each of the Three-Month Periods Ended September 30, 2005 and 2004

1. Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2005, the results of its operations and cash flows for the three-month periods ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2005 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Inventories

At September 30, 2005, inventory packaging materials are stated at cost on a first-in, first-out cost or market.

3. Judgment Payable

In March 2005, a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the amount of $126,135. Accordingly, the amount previously recorded as a trade account payable has been reclassified as a judgment payable.

4. Notes Payable - Related Parties

Note payable - related party at September 30, 2005 are as follows:

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. The note is due on December 31, 2005.	$90,255
Note payable to related party who is an officer, director and major shareholder; uncollateralized with interest; due on December 31, 2005.	13,821
Notes payable - related parties	$104,076

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2005 and
For Each of the Three-Month Periods Ended September 30, 2005 and 2004

5. Stock Transactions

The Company authorized a three for one forward split on shares of its common stock effective March 21, 2005. All share and per share amounts reflect this forward split as if it had occurred at the beginning of the earliest period presented.

During the three-month periods ended September 30, 2005 and 2004, the Company solid shares of its common stock for cash, issued shares of its common stock to officers in repayment of loans and for compensation, in payment of a note payable to a third party, and to consultants for services provided to the Company. The shares were recorded at the value of the services provided and amount of debt repaid, which equaled their fair value. The issuance of shares follows.

	For the Three-Month Period
	Ended September 30, 2005
	Number of
	Shares	Amount
Periods ended September 30, 2005:
Shares issued to consultants for services	800,000	$72,724
Shares issued in payment of note payable to third party	1,650,000	$48,300
Shares sold for cash	400,000	$20,000
Shares issued to consultants for services	38,250,000	$110,250

6. Commitments

The Company rents its corporate office on a month to month basis. Rental expense was $ 7,336 and $5,208 and for the three month periods ended September 30, 2005 and 2004, respectively.

Financial Results, Liquidity and Management's Plan (Unaudited)

The Company has incurred net losses of $(198,576) and $(216,452), respectively for the three-month periods ended September 30, 2005 and 2004. Despite its negative cash flows from operations of $(79,145) for the three-month period ended September 30, 2005, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2005 and
For Each of the Three-Month Periods Ended September 30, 2005 and 2004

6. Commitments, Continued

Financial Results, Liquidity and Management's Plan (Unaudited), Continued

believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the three-month period ended September 30, 2005, the Company financed its operations through loans from officers and the sale of common stock. It plans to finance the initial import product sales through letters of credit. The Company expects the first shipments to occur in the second quarter of this fiscal year.

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

7. Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2005 and
For Each of the Three-Month Periods Ended September 30, 2005 and 2004

7. Loss Per Share, Continued

The computations of basic and diluted loss per common share are as follows:

	For the Three-Month
	Periods Ended September 30,
	2005	2004
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(198,576)	$(216,452)
Denominator:
Weighted average shares - basic and diluted	243,416,354	27,790,337
Loss per common share, basic and diluted	$(0.001)	$(0.002)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the three-month and three-month periods presented.

9

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the quarters ended September 30, 2005, and September 30, 2004.

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

We expect to begin shipping our three pound whole bean coffee and our organic blueberries during second quarter of fiscal 2006 to one of the world’s largest retailers.

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

There are no assurances that management will be able to raise the capital required to implement our business plan. In addition, even if we are able to achieve distribution of our products, there is no assurance that there will be sufficient sell through of our products to warrant reorders or that we will be able to sustain levels of sales at prices that generate sufficient gross profit to cover our general and administrative expenses.
.

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

Results of Operations for the three-month periods ended September 30, 2005 and 2004.

Net Sales. We had no sales in either of the three month periods.

Selling Expenses. Selling expenses for the three-month period ending September 30, 2005 were $95838, as compared to $50,798 in the same period in 2004. Selling expenses increased in 2005 as a result to our first sale of organic blueberries shipped in the second quarter of this year.

General and Administrative expenses. General and Administrative expenses for the three-month period ending September 30, 2005 were $101,668, as compared to $166,158 for the three-month period ending September 30, 2004. This reduction is a direct result of a decrease in consulting fees.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt.

Total assets increased from $8,065 at JUNE 30, 2005, to $64,451, at September 30, 2005. This increase was primarily due to an increase of inventory of organic blueberry product shipped in the second quarter of this year.

Total liabilities increased from $487,142, as of June 30, 2005, to $601,074 as of September 30, 2005. The net increase was primarily due to an increase in accounts payable related to the increase in inventory, an increase in accrued payroll of $60,000 and an increase in accrued insurance.

Material events and uncertainties. We anticipate that we will begin to be profitable during the third quarter of fiscal year 2006. For this to happen, the Company must be successful in raising additional capital in order to deliver its products to the marketplace. Prior to this, IFPG will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, IFPG must be able to continue to develop markets and gain consumer acceptance of its products.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

•	General domestic economic and political conditions
•	Changes in laws and government regulations, including without limitation
•	regulations of the Securities and Exchange Commission
•	The availability and timing of receipt of necessary outside capital
•	Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

Not applicabled

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

9

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Food Products Group, Inc.

Date: November 21, 2005	/s/ Richard Damion
Richard Damion
Chief Executive Officer

Date: November 21, 2005	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr
Chief Financial Officer