Form 10KSB/A
period 2005-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2006-01-19
CIK 1019216

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

There are no assurances that management will be able to raise the capital required to implement our business plan.  In addition, even if we are able to achieve distribution of our products, there is no assurance that there will be sufficient sales of our products to warrant reorders or that we will be able to sustain levels of sales at prices that generate sufficient gross profit to cover our general and administrative expenses.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2005 and For Each of the Two Years in the Periods Ended June 30, 2005

1. Summary of Significant Accounting Policies

Revenue Recognition

Product revenues are recognized upon transfer of title, which occurs upon shipment to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

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

The fair value of unrestricted shares is determined by the quoted market price at the date of the agreement between the Company and the other party. The fair value of restricted shares is estimated at the date of each agreement using the Black-Scholes Option Model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Volatilities increased in 2005 as the per share value of the Company’s common stock returned to the levels prior to the 3 for 1 split. The risk free rate is based on the U.S. Treasury yield curve in effect at the measurement date.

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

- -33 -

PART IV

Item 13. Exhibits

Exhibits

10.1	Cross Marketing Agreement with Silverado Corporation

14.1	Code of Ethics (included with Form 10-KSB filing on Nov. 16, 2004.)

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

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

Date: January 17, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Date: January 17, 2006

By: /s/ Joseph R. Rodriguez, Jr.
------------------------------------------
Joseph R. Rodriguez, Jr. Director and
Principal Financial Officer
Principal Accounting Officer
Date: January 17, 2006