Form 10QSB
period 2005-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2006-02-14
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of December 31, 2005 was: 247,702,801.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

.
International Food Products Group, Inc.

Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six-Month Periods Ended December 31, 2005 and 2004

International Food Products Group, Inc.

Index to the Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six-Month Periods Ended December 31, 2005 and 2004

International Food Products Group, Inc.

Balance Sheet

As of December 31, 2005

Assets

Current assets:
Cash	$688,475
Accounts receivable - trade	7,506
Inventories	29,163
Prepaid expenses	14,712
Total assets	$739,856
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable - trade	$346,290
Accrued payroll	178,553
Judgment payable	126,136
Other accrued expenses	67,678
Notes payable - third party	547,534
Notes payable - related parties	119,325
Total liabilities	1,385,516
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 247,702,801 shares issued and outstanding at December 31, 2005	247,703
Additional paid-in capital	7,008,910
Accumulated deficit	(7,902,273)
Total shareholders' deficit	(645,660)
Total liabilities and shareholders' deficit	$739,856

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended
December 31, 2005 and 2004

	For the Three-Month		For the Six-Month
	Periods Ended December 31,		Periods Ended December31,
	2005	2004	2005	2004
Gross sales	$853,294	204,384	$853,294	204,384
Less: returns, discounts and allowances	(13,730)	(727)	(13,730)	(727)
Net sales	839,564	203,657	839,564	203,657
Cost of good sold	773,647	239,297	773,647	239,297
Gross profit (loss)	65,917	(35,640)	65,917	(35,640)
Selling expenses	24,813	110,522	120,651	237,370
General and administrative expenses	126,553	236,919	228,221	327,027
Loss from operations	(85,449)	(383,081)	(282,955)	(600,037)
Interest expense:
Interest expense - third party	(205,853)	(1,431)	(206,923)	(927)
Interest expense - related party	-	-	(1,070)	-
Total interest expense, net	(205,853)	(1,431)	(207,993)	(927)
Net loss	$(291,302)	$(384,512)	$(490,948)	$(600,964)
Net loss per share, basic and diluted	$(0.001)	$(0.008)	$(0.002)	$(0.013)
Shares used in per-share calculation, basic and diluted	246,480,579	48,007,971	244,998,727	45,312,373

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Six-Month Periods Ended December 31, 2005 and 2004

	For the Six-Month
	Periods Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(490,948)	$(600,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	441
Shares issued for services	-	288,168
Shares issued for payment of notes payable related party	-	22,791
Shares issued for loan fees - third party	324,364	-
Decrease (increase) in assets:
Prepaid expenses	(6,728)	(180)
Accounts receivable - trade	(7,506)	(64,800)
Inventories	(29,163)	(48,129)
Increase in liabilities:
Accounts payable	187,623	46,446
Accrued expenses	128,775	166,844
Net cash provided by (used in) operating activities	106,417	(189,383)
Cash flows from investing activities:
Change in restricted cash	-	200,120
Net cash used in investing activities	-	200,120
Cash flows from financing activities:
Proceeds from issuance of note payable to officers	82,749	150,949
Proceeds from issuance of a note payable - related party	-	-
Proceeds from issuance of a note payable - third party	547,534	-
Payment on a note payable - third party	(48,306)	-
Payment on a note payable - related party	-	(153,949)
Net cash provided by financing activities	581,977	(3,000)

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Six-Month Periods Ended December 31, 2005 and 2004

Net increase in cash and cash equivalents	$688,394	$7,737
Cash and cash equivalents at beginning of year	81	-
Cash and cash equivalents at end of period	$688,475	$7,737

Supplemental Disclosures of Cash Flow Information
	For the Six-Month Periods Ended December 31,

	2005	2004
Interest paid - third parties	$206,923	$927
Income taxes paid	-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for services:
General and administrative expenses	-	$253,517
Selling expenses	$72,000	34,650
Common stock	$(800)	$(7,402)
Additional paid-in capital	$(71,200)	$(280,765)

Issuance of shares for shares voluntarily exchanged for restricted shares:
General and administrative expenses	-	$-
Common stock	-	$-
Additional paid-in capital	-	$-

Issuance of shares in payment of debt:
Note payable - related party	$49,031	22,791
Common stock	$(1,650)	(228)
Additional paid-in capital	$(47,381)	(22,563)

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six Month Periods Ended December 31, 2005 and 2004

1. Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2005, the results of its operations for the three-month and six-month periods ended December 31, 2005 and 2004 and cash flows for the six-month periods ended December 31, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2005 included in the Company's Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. Inventories

At December 31, 2005 inventory of packaging materials are stated at cost on a first-in, first-out method. The lower of cost or market is determined based on the net realizable value. Cost is determined by appropriate consideration is given to osolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

3. Notes Payable

In November 2005, the Company borrowed $547,534 from two unrelated parties to finance the cost of products sold. The Company issued 3,666,667 shares of its common stock, valued at $183,333, and paid a cash loan fee of $22,000. These notes were repaid in January 2006.

4. Judgment Payable

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

5

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six Month Periods Ended December 31, 2005 and 2004

5. Notes Payable - Related Parties

Note payable - related party at December 31, 2005 are as follows:

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized without interest. The note is due on March 31, 2006.	$98,004
Note payable to related party who is an officer, director and major shareholder; uncollateralized without interest. The note is due on March 31, 2006.	21,321
Notes payable - related parties	$119,325

6. Stock Transactions

The Company authorized a three for one forward split on shares of its common stock effective March 21, 2005. All share and per share amounts reflect this forward split as if it had occurred at the beginning of the earliest period presented.

During the six-month periods ended December 31, 2005 and 2004, the Company issued shares of its common stock in connection with short term loans, sold shares of its common stock for cash, issued shares of its common stock to officers in repayment of loans and for compensation, in payment of a note payable to a third party, and to consultants for services provided to the Company. The shares were recorded at the value of the services provided and amount of debt repaid, which equaled their fair value. The issuance of shares follows.

	For the Six-Month Period Ended
	December 31, 2005
	Number of
	Shares	Amount
Periods ended December 30, 2005:
Shares issued to consultants for services	800,000	$72,724
Shares issued in payment of note payable to third party	1,650,000	$48,300
Shares sold for cash	400,000	$20,000
Shares issued in connection with short term loans	3,666,667	$183,335

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six Month Periods Ended December 31, 2005 and 2004

6. Stock Transactions, Continued

	For the Six-Month Period
	Ended December 31, 2004
	Number of
	Shares	Amount
Periods ended December 30, 2004:
Shares issued to consultants for services	7,394,285	$228,167
Shares issued in payment of note payable to related party	227,910	$22,791

7. Commitments

Operating Lease

The Company rents its corporate office on a month to month basis. Rental expense was $ 5,537 and $2,298 for the three-month periods ended December 31, 2005 and 2004, respectively and $12,873 and $7,506 for the six-month periods ended December 31, 2005 and 2004, respectively.

Financial Results, Liquidity and Management's Plan (Unaudited)

The Company has incurred net losses of $(490,948) and $(600,964) for the six-month periods ended December 31, 2005 and 2004, respectively. The Company has had minimal positive or negative cash flows from operations of $(106,417) and $189,383 for the six-month periods ended December 31, 2005 and 2004, respectively. Management's plans include the continued development of the Company's new imported product distribution programs and its customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon private equity funding and loans from shareholders since inception.

During the six-month period ended December 31, 2005, the Company financed its operations through loans from officers and third parties. It plans to continue to finance imported product sales through borrowings and the use of letters of credit. The Company's first shipments occurred in the second quarter of this fiscal year.

No assurances can be given that the Company will be able to raise the capital required to implement its business plan. In addition, even if the Company is able to achieve distribution of its products, there is no assurance that there will be sufficient sell-through of those products to warrant reorders, that reliable sources of products will be retained, or that the

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six Month Periods Ended December 31, 2005 and 2004

7. Commitments, Continued

Financial Results, Liquidity and Management's Plan (Unaudited), Continued

Company will be able to sustain levels of sales at prices that generate sufficient gross profit to cover general and administrative expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company is, from time to time, involved in various lawsuits arising in the ordinary course of its business that will not, in the opinion of management, have a material effect on the Company's results from operations.

8. Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The computations of basic and diluted loss per common share are as follows:

	For the Three-Month
	Periods Ended December 31,
	2005	2004
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(291,302)	$(384,512)
Denominator:
Weighted average shares - basic and diluted	246,480,579	48,007,971
Loss per common share, basic and diluted	$(0.001)	$(0.008)

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2005 and
For Each of the Three-Month and Six Month Periods Ended December 31, 2005 and 2004

8. Loss Per Share, Continued

	For the Six-Month
	Periods Ended December 31,
	2005	2004
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(490,948)	$(600,964)
Denominator:
Weighted average shares - basic and diluted	244,998,727	45,312,373
Loss per common share, basic and diluted	$(0.002)	$(0.013)

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the three and six month periods ended December 31, 2005, and December 31, 2004.

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

We began shipping our three pound whole bean coffee and our organic blueberries during the three month period ended December 31, 2005 to one of the world’s largest retailers.

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

There are no assurances that management will be able to raise the capital required to implement our business plan. In addition, even if we are able to achieve distribution of our products, there is no assurance that there will be sufficient sell through of our products to warrant reorders, that we will be able to retain reliable sources of the products that we sell, or that we will be able to sustain levels of sales at prices that generate sufficient gross profit to cover our general and administrative expenses.
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

Results of Operations for the three-month periods ended December 31, 2005 and 2004.

Net Sales. During the three month period in 2005 we commenced shipments of our frozen blueberries ($169,000) and whole bean coffee products ($684,000). Sales during the same period of 2004 were of our ground coffee products, which we no longer offer for sale. All of our sales are to a single customer, which is one of the world’s largest retailers.

Cost of Sales. Cost of sales during the three month period in 2004 was greater than sales in that period. This resulted from the need to repack, store and reship the products. We have discontinued these products. Cost of sales of sales as a percentage of sales in 2005 was 92%, consisting of 100% on frozen blueberries and 72% on whole bean coffee. We are searching for a source of frozen blueberries that will provide for a reasonable gross profit. If we are not able to locate such a source, we will discontinue this product.

Selling Expenses. Selling expenses for the three-month period ending September 30, 2005 were $24,813, as compared to $110,522 in the same period in 2004. Selling expenses decreased in 2005 as the majority of our selling activity related to the products were are selling in 2005 were expended in 2004.

General and Administrative Expenses. General and Administrative expenses for the three-month period ending September 30, 2005 were $1125,803, as compared to $236,919 for the three-month period ending September 30, 2004. This reduction is a direct result of a decrease in consulting fees.

Interest Expense. Interest expense $205,853 in the second quarter of 2005 which resulted from loan fees related to the financing of our sales in this period. This expense consists of a cash payment of $22,000 and the value of 3,666,667 shares of our common stock issued to the lenders.

Results of Operations for the six-month periods ended December 31, 2005 and 2004

Net Sales. All of our sales in both six month periods occurred in the second quarter of each year.

Selling Expenses. Selling expenses in the six month period in 2005 were $120,651, a decrease of $ 116,719 from the same period in 2004. Our selling efforts through the first quarter of 2005 were focused on developing sales for our new products, the first sales of which occurred in the second quarter of 2005.

General and Administrative Expenses. General and administrative expenses decreased $99,556 from the same period in 2004 as a result as lower consulting fees.

Interest Expense. Substantially all of our interest expense in the six month period in 2005 resulted from loan fees on the financing obtained to fund our sales in this period.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt.

Total assets increased from $8,065 at JUNE 30, 2005, to $739,856, at September 30, 2005. This increase was primarily due to an increase in cash which resulted from our sales in the second quarter of 2005. Notes payable to third parties of $547,534 were repaid in January 2006.

Total liabilities increased from $487,142, as of June 30, 2005, to $1,385,516 as of December 31, 2005. The net increase was primarily due to an increase in notes payable to third parties. These notes were needed to fund our sales in the second quarter and were repaid in January 2006.

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

Frozen Blueberry Costs:

The demand for frozen blueberries is high and to date we have not been able to identify a consistent source of supply at prices that enable us to earn a profit. If were are not able to procure such a source of supply, we will discontinue this product.

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

International Food Products Group, Inc.

Date: February 14, 2006	/s/ Richard Damion
Richard Damion
Chief Executive Officer

Date: February 14, 2006	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr
Chief Financial Officer