Form 10QSB
period 2006-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2006-05-23
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of March 31, 2006 was: 259,467,801.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements
(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

International Food Products Group, Inc.

Index to the Financial Statements
(Unaudited)

As of March 31, 2006 and

For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

International Food Products Group, Inc.

Balance Sheet
(Unaudited)

As of March 31, 2006

Assets

Current assets:
Cash	$4,328
Inventories, net	40,899
Prepaid expenses	9,180
Total assets	$54,407
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable - trade	$293,680
Accrued payroll	267,798
Judgment payable	126,136
Other accrued expenses	99,394
Notes payable - third party	17,000
Notes payable - related parties	105,825
Total liabilities	909,833
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 259,467,801 shares issued and outstanding at March 31, 2006	259,469
Additional paid-in capital	7,500,089
Accumulated deficit	(8,614,984)
Total shareholders' deficit	(855,426)
Total liabilities and shareholders' deficit	$54,407

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations
(Unaudited)

For Each of the Three-Month and Nine-Month Periods Ended
March 31, 2006 and 2005

	For the Three-Month Period		For the Nine-Month Period
	Periods Ended March 31,		Periods Ended March 31,
	2006	2005	2006	2005
Gross sales	$-	$32,162	$853,294	$236,546
Less: returns, discounts and allowances	-	(1,621)	(13,730)	(2,348)
Net sales	-	30,541	839,564	234,198
Cost of good sold	-	49,678	773,301	288,974
Gross profit	-	(19,137)	66,263	(54,776)
Selling expenses	434,579	117,267	555,230	176,713
General and administrative expenses	276,553	413,031	505,120	873,142
Loss from operations	(711,132)	(549,435)	(994,087)	(1,104,631)
Interest income (expense):
Interest expense - third party	1,470	(131)	(205,453)	928
Interest expense - related party	(2,673)	(1,142)	(3,743)	1,142
Total interest expense, net	(1,203)	(1,273)	(209,196)	(2,070)
Loss before provision for income taxes	(712,335)	(550,708)	(1,203,283)	(1,106,701)
Provision for income taxes	(375)	(37)	(375)	(37)
Net loss	$(712,710)	$(550,745)	$(1,203,658)	$(1,106,738)
Net loss per share, basic and diluted	$(0.003)	$(0.003)	$(0.005)	$(0.006)
Shares used in per-share calculation, basic and diluted	253,178,357	186,942,348	247,751,690	180,578,029

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows
(Unaudited)

For Each of the Nine-Month Periods Ended March 31, 2006 and 2005

	For the Nine-Month
	Periods Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,203,658)	$(1,106,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	441
Shares issued for services	574,474	1,218,941
Shares issued for loan fees	183,333	-
Decrease (increase) in assets:
Prepaid expenses	-	(4,321)
Accounts receivable	-	32,927
Inventories	(40,899)	(55,185)
Other assets	-	(180)
Increase (decrease) in liabilities:
Accounts payable	135,012	59,799
Accrued expenses	40,450	(41,494)
Accrued payroll costs	209,285	-
Net cash provided by (used in) operating activities	(102,003)	104,190
Cash flows from investing activities:
Change in restricted cash	-	200,120
Net cash provided by financing activities	-	200,120
Cash flows from financing activities:
Proceeds from issuance of note payable - related party	81,750	-
Proceeds from issuance of a note payable	564,534	-
Payment on note payable	(547,534)	-
Payment on a note payable from a related party	(12,500)	(257,597)
Sale of common shares	20,000	-
Net cash provided by financing activities	106,250	(257,597)
Net decrease in cash	4,247	46,713
Cash at beginning of period	81	-
Cash at end of period	$4,328	$46,713

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows
(Unaudited)

For Each of the Nine-Month Periods Ended March 31, 2006 and 2005

Supplemental Disclosures of Cash Flow Information
	For the Nine-Month
	Periods Ended March 31,
	2006	2005
Interest paid - third parties	$-	314
Income taxes paid	$375	$37

Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for payment of notes:
Third party	$49,031	$30
Related party	-	$-
Issuance of shares for payment of accrued payroll liability	-	$-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

1. Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2006, the results of its operations for the three-month and nine-month periods ended March 31, 2006 and 2005 and cash flows for the nine-month periods ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2005 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Inventories

At March 31, 2006, inventory of packaging materials are stated at cost on a first-in, first-out method. The lower of cost or market is determined based on the net realizable value. Cost is determined by appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

3. Note Payable - Third Party

Note payable to a third party without collateral, an interest rate of 10% per annum, due on December 31, 2006.	$17,000
4. Judgment Payable

In March 2005, a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the amount of $126,136. Accordingly, the amount previously recorded as a trade account payable has been reclassified as a judgment payable.

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

5. Notes Payable - Related Parties

Note payable - related party at March 31, 2006 are as follows:
Note payable to related party who is an officer, director and major shareholder; is uncollateralized without interest. The note is due on June 30, 2006.	$69,504
Note payable to related party who is an officer, director and major shareholder; uncollateralized without interest. The note is due on June 30, 2006.	36,321
Notes payable - related parties	$105,825

6. Stock Transactions

During the nine-month periods ended March 31, 2006 and 2005, the Company issued shares of its common stock to officers in repayment of loans and for compensation, and to consultants for services provided to the Company. In the nine-month period ended March 31, 2006, shares were issued by the Company for cash and for loan fees. The shares were valued at their fair value at the dates of issuance. The issuance of shares follows.

	For the Nine-Month Period
	Number of
	Shares	Amount
Period ended March 31, 2006:
Shares issued to consultants for services	12,565,000	$574,383
Shares issued in payment of note payable to third party	1,650,000	$49,031
Shares sold for cash	400,000	$20,000
Shares issued in connection with short term loan fees	3,666,667	$183,333

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

6. Stock Transactions, Continued

	For the Nine-Month Period
	Number of
	Shares	Amount
Period ended March 31, 2005:
Shares issued to officers:
Debt repayment	39,202,710	$381,686
Compensation	15,262,839	$330,429
Shares issued to consultants for services	37,427,610	$375,429

7. Commitments

The Company rents its corporate office on a month to month basis. Rent expense was $9,142 and $7,684 and $22,015 and $14,562 for the three-month and nine-month periods ended March 31, 2006 and 2005, respectively.

8. Contingencies and Concentrations

Financial Results, Liquidity and Management's Plan (Unaudited)

The Company has incurred net losses of $(1,203,658) and $(1,106,738), respectively,for the nine-month periods ended March 31, 2006 and 2005. Despite its negative cash flows from operations of $(102,003) for the nine-month period ended March 31, 2006, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's imported product distribution programs and a customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the nine-month period ended March 31, 2006, the Company financed its operations through loans from officers and third parties and the sale of shares of its common stock. It plans to continue to finance imported product sales through borrowings. The Company's first shipments occurred in the second quarter of this fiscal year, however, the Company sold no product in the most recent three-month period..

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities, borrowing, or that the sale of products will generate sufficient revenues in the future to sustain

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

8. Contingencies and Concentrations, Continued

Financial Results, Liquidity and Management's Plan (Unaudited), Continued

ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The computations of basic and diluted loss per common share are as follows:

	For the Three-Month
	Periods Ended March 31,
	2006	2005
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(712,710)	$(550,745)
Denominator:
Weighted average shares - basic and diluted	253,178,357	186,942,348
Loss per common share, basic and diluted	$(0.003)	$(0.003)

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2006 and 2005

9. Loss Per Share, Continued

	For the Nine-Month Period
	Periods Ended March 31,
	2006	2005
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(1,203,658)	$(1,106,738)
Denominator:
Weighted average shares - basic and diluted	247,751,690	180,578,029
Loss per common share, basic and diluted	$(0.005)	$(0.006)

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the three and nine month periods ended March 31, 2006, and March 31, 2005.

Plan of Operations

During the past year, IFPG has developed into an international importer and U. S. representative for various domestic and foreign product companies. Some of the products that we represent include premium coffees from Columbia, organic vegetables from Asia and frozen fruits and vegetables from China, South America and Michigan. Management has made and is continuing a concerted effort to acquire new products and refresh our marketing strategies that we believe will greatly expand the lines of products that we offer.

These decisions have positioned us in one of the major retail categories - Coffee, as well as frozen vegetables and frozen fruits, both organic and non-organic.

We purchase our coffee products from a large, grower and roaster of Colombian coffee, and have begun to import these products under the Golden Choice Foods® brand for immediate resale to major retailers.

We began shipping our three pound whole bean coffee and our organic blueberries during the three month period ended December 31, 2005 to one of the world’s largest retailers. We have not been able to obtain a reliable source of supply of blueberries and were not able to fill orders we received for this product during the three month period ended March 31, 2006.

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

Results of Operations for the three month periods ended March 31, 2006 and 2005.

Net Sales. We had no sales during the three month period in 2006. We were unable to secure a source of supply for our frozen blueberries, and therefore were unable to meet the orders we received for this product during the period. We made a large delivery of our whole bean coffee products ($684,000) during the three month period ended December 31, 2005 and although we did not receive any orders for this product during the current three month period, we expect that we will receive additional orders later in this calendar year. Sales during the three month period ended March 31, 2005 were of our ground coffee products, which we no longer offer for sale. All of our sales are to a single customer, which is one of the world’s largest retailers.

Cost of Sales. As we had no sales in the current three month period, we had no cost of sales during the three month period.

Selling Expenses. Selling expenses for the three-month period ended March 31, 2006 were $434,579, as compared to $117,267 in the same period in 2005. Selling expenses increased in 2006 as we continue to search for new products and customers. The majority ($311,410 and $116,020 in the three month periods ended March 31, 2006 and 2005, respectively) of our selling costs were paid for in shares of our common stock in each period.

General and Administrative Expenses. General and Administrative expenses for the three-month period ending March 31, 2006 were $277,245, as compared to $413,031 for the three-month period ending March 31, 2005. This reduction is a direct result of a decrease in consulting fees.

Results of Operations for the nine month periods ended March 31, 2006 and 2005

Net Sales. All of our sales in the nine month period in 2006 and most of our sales in the same period in 2005 occurred in the second quarter of each fiscal year.

Selling Expenses. Selling expenses in the nine month period in 2006 were $555,2301, an increase of $378,517 from the same period in 2005. Our selling efforts during the current fiscal year were focused on developing new products and sales for our existing products.

General and Administrative Expenses. General and administrative expenses decreased $368,022 from the same period in 2005 as a result as lower consulting fees.

Interest Expense. Substantially all of our interest expense in the nine month period in 2006 resulted from loan fees on the financing obtained to fund our sales in the three month period ended December 31, 2005. Loan fees of $183,333 related to this financing were paid through the issuance of shares of our common stock.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt.

Total assets increased from $8,065 at June 30, 2005, to $54,507, at March 31, 2006. This increase was primarily due to an increase in inventory of packaging supplies.

Total liabilities increased from $487,142, as of June 30, 2005, to $909,833 as of March31, 2006. The net increase was primarily due to an increase in accrued compensation costs, notes payable to third parties and trade accounts payable.

Material events and uncertainties. We anticipate that we will begin to be profitable during the first quarter of fiscal year 2007. For this to happen, we must be successful in raising additional capital in order to deliver our products to the marketplace. Prior to this, we will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, we must be able to continue to develop markets and gain consumer acceptance of our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 15, 2006, the registrant issued 500,000 shares of its common stock to one person in exchange for services rendered by that person to the registrant.  The shares were valued at $0.043 per share.  The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since the issuance was not a part of any public offering.  There were no other unregistered shares issued during the fiscal quarter covered by this report.

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

International Food Products Group, Inc.

Date: May 22, 2006	/s/ Richard Damion
Richard Damion
Chief Executive Officer

Date: May 22, 2006	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr
Chief Financial Officer