Form 10KSB
period 2006-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2006-10-31
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $853,294.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of October 30, 2006 is $7,948,173.

The number of shares of the issuer’s Common Stock outstanding as of October 31, 2006 is 296,158,501.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2006.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters

MARKET INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol IFDGE.OB. Following is the high and low sales prices for each each of the two years in the period ending June 30, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High	Low

Jul - Sep 2004	0.04	0.02
Oct - Dec 2004	0.03	0.02
Jan - Mar 2005	0.07	0.02
Apr - Jun 2005	0.06	0.01
Jul - Sep 2005	0.04	0.01
Oct - Dec 2005	0.04	0.01
Jan -Mar 2006	0.05	0.01
Apr - Jun 2006	0.06	0.01

On March 14, 2005 we effected a 3-for1 split of our common stock. All references To the number of shares and share price have been adjusted to reflect the split As if it occurred on June 30, 2004.

On the date of this filing, October 31, 2006, the best bid price of our common shares is $0.02 and the best ask price is $0.03.

At October 31, 2006 there were approximately 250 record holders of IFPG's Common Stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2006, the Company issued 13,741,667 restricted shares of common stock to nineteen individuals for various types of consulting services, satisfaction of debt and cash consideration. The shares were recorded at their fair value as of the date of issuance which ranged from $0.033 to $0.05. The transactions were transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note about Forward-Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Plan of Operations

During the past year, we have developed into an international importer and U.S. representative for various domestic and foreign product companies. Some of the products that we represent include premium coffees from Columbia, fresh squeezed juices, organic vegetables from Asia and Frozen fruits and vegetables from China, Canada, and the United States. Fiscal year 2006 was a year of transition for IFPG. Management made a concerted effort to acquire new products and refresh our marketing strategies that will greatly expand the lines of products that we offer.

These decisions have positioned us in many major retail categories - Coffee, frozen vegetables and frozen fruits, both organic and non-organic, bulk cheese sales, and fresh squeezed juices.

We have expanded our coffee resources to include both domestic and Colombian sources, and have begun to import these products under the Golden Choice Foods® brand for immediate resale to major retailers.

We expect to begin shipping our fresh squeezed juices during the second quarter of fiscal 2007 to one of the world’s largest club stores. At this time we are discontinuing the shipping of our fractional pack coffee whole bean coffee. We began shipping of our organic blueberries during the first fiscal quarter of 2006. This test program was successful, however we were not able to obtain a reliable source of supply and have therefore ceased taking orders for this product.

Our Colombian Coffee is roasted in the Coastal Valley of the Sierra Nevada de Santa Marta mountain range in a facility which has a 100 million pound roasting capacity and has been in business for over 70 years roasting quality coffee. We believe roasting in Columbia provides significant cost advantages that should allow us to provide high quality Colombian Coffee at competitive prices in the USA. We are also looking to domestic sources for this same high quality coffee to insure on-time deliveries in case of any disruption due to unpredictable world events.

During the latter part of fiscal 2006 we commenced a domestic cheese program and made our first deliveries of these products in the first quarter of fiscal 2007. We believe that we have secured a reliable source of supply for these products and expect our sales of cheese products to continue.

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

Results of Operations for the fiscal years ended June 30, 2006 and 2005.

Net Sales. Net sales for the fiscal year ended June 30, 2006, compared to the fiscal year ended June 30, 2005, increased approximately 400% from $209,966 to $838,660. Coffee sales increased from $209,966 in 2005 to $670,292 in 2006. The balance of our sales in 2006 was of blueberries. All of our sales in 2005 were of coffee. The increase in coffee sales resulted from our introduction in 2006 of our line of whole bean coffee products. We were not able to secure a consistent source of supply for our blueberry products and have discontinued taking orders for these products.

Cost of Sales. The Cost of Sales for fiscal year ended June 30, 2005, was $286,671 or approximately 137% of net sales, as compared to $23,653, or approximately 3% of net sales for the fiscal year ended June 30, 2006. Cost of sales, for the period, was in line with our projections for our new products. The cost of coffee and blueberries increased dramatically after we had committed to the sales price to our customers and due to our size, we were unable to lock-in our cost of raw coffee and blueberries

Selling Expenses. Selling expenses for the fiscal year ended June 30, 2006, were $778,104 or approximately 93% of net sales, as compared to $528,803 or approximately 252% of net sales for the fiscal year ended June 30, 2005. We continue to invest in sales support while our new products are in development.

General and Administrative expenses. General and Administrative expenses for the fiscal year ended June 30, 2006, were $580,812 or approximately 70% of net sales, as compared to $771,142 or approximately 368% of net sales for the fiscal year ended June 30, 2005. We believe that these expenses will continue to decline as our infrastructure develops and should not increase substantially as sales increase.

Interest Expense. Interest expense for the fiscal year ended June 30, 2006 was $223,651compared to $4,534 in the fiscal year ended June 30, 2005. This increase is a result of loan fees of $183,333 and interest on loans we obtained to finance our increase in sales during 2006.

Liquidity and Capital Resources. Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.

Our total assets were $90,773 at June 30, 2006, and consisted primarily of cheese inventory which was sold in the first fiscal quarter of 2007..

The Total Shareholders Equity decreased from $(359,971), as of the fiscal year ended June 30, 2004, to $(405,065) as of the fiscal year ended June 30, 2005.

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

Item 7. Financial Statements

International Food Products Group, Inc.

Financial Statements

June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

International Food Products Group, Inc.

Index to the Financial Statements

June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
International Food Products Group, Inc.

We have audited the accompanying balance sheet of International Food Products Group, Inc. as of June 30, 2006 and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, Financial Results, Liquidity and Management's Plan to the financial statements, the Company has suffered recurring losses from operations, has difficulties generating sufficient cash flow to meet its obligations and sustain its operations, has a working capital deficit, and has a stockholders' capital deficiency that raise substantial doubt about its ability to continue as a going concern. Additionally, the Company has embarked on a sales program related to imported products that requires significant financing. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
October 27, 2006

International Food Products Group, Inc.

Balance Sheet

June 30, 2006

Current assets:
Cash	$2,318
Inventory	86,906
Prepaid insurance	1,549
Total current assets	90,773
Total assets	$90,773

Liabilities and Shareholders' Deficit

Current liabilities:
Trade accounts payable	$300,851
Judgment payable	142,150
Accrued compensation costs	346,390
Other accrued expenses	101,596
Notes payable - related parties	3,128
Note payable - third party	87,000
Total current liabilities	981,115
Commitments and contingencies
Shareholders’ deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 270,828,501 shares issued and outstanding	270,829
Additional paid-in capital	7,810,244
Accumulated deficit	(8,971,415)
Total shareholders' deficit	(890,342)
Total liabilities and shareholders' deficit	$90,773

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Two Years in the Period Ended June 30, 2006

	For the years ended June 30,
	2006	2005
Gross sales	$853,294	$253,319
Less: returns, discounts and allowances	(14,634)	(43,353)
Net sales	838,660	209,966
Cost of goods sold	815,007	286,671
Gross profit (loss)	23,653	(76,705)
Selling expenses	778,104	528,803
General and administrative expenses	580,812	777,142
Total operating expenses	1,358,916	1,305,945
Loss from operations	(1,335,263)	(1,382,650)
Other income (expense):
Interest expense - third parties	(218,990)	(1,440)
Interest expense - related parties	(4,661)	(3,094)
Total other expense	(223,651)	(4,534)
Loss before provision for income taxes	(1,558,914)	(1,387,184)
Provision for income taxes	(1,175)	(800)
Net loss	$(1,560,089)	$(1,387,984)
Net loss per share, basic and diluted	$(0.01)	$(0.01)
Shares used in per-share calculation, basic and diluted	252,327,320	171,223,169

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Shareholders' Deficit

For Each of the Two Years in the Period Ended June 30, 2006

			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance June 30, 2004	126,213,660	$126,214	$5,537,157	$(6,023,342)	$(359,971)
Shares issued for services	52,018,996	52,019	574,294	-	626,313
Shares issued in satisfaction of accrued payroll	31,762,839	31,763	314,116	-	345,879
Shares issued in satisfaction of debt	31,191,339	31,191	265,495	-	296,686
Net loss	-	-	-	(1,387,984)	(1,387,984)
Balance, June 30, 2005	241,186,834	241,187	6,691,062	(7,411,326)	(479,077)
Shares issued for cash	7,760,000	7,760	168,740	-	176,500
Shares issued for services	16,565,000	16,565	723,395	-	739,960
Shares issued for loan fee	3,666,667	3,667	179,666	-	183,333
Shares issued in satisfaction of debt	1,650,000	1,650	47,381	-	49,031
Net loss	-	-	-	(1,560,089)	(1,560,089)
Balance, June 30, 2006	270,828,501	$270,829	$7,810,244	$(8,971,415)	$(890,342)

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2006

	For the Years Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,560,089)	$(1,387,984)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	441
Interest accrued on notes payable - related parties paid with shares	725	2,883
Interest accrued on note payable - third party	-	207
Interest accrued on note payable - related parties	-	210
Shares issued for services and loan fees	923,293	972,191
Decrease (increase) in assets:
Trade accounts receivable	-	44,784
Inventory	(86,906)	-
Prepaid expenses	6,255	(6,125)
Other assets	180	(180)
Increase (decrease) in liabilities:
Accounts payable	142,183	(53,072)
Judgment payable	16,014	126,136
Accrued compensation costs	287,877	(5,407)
Accrued expenses	42,653	33,511
Net cash provided by (used in) operating activities	(227,815)	(272,405)
Cash flows provided by (used in) investing activities:
Change in restricted cash	-	200,120
Net cash provided by (used in) investing activities	-	200,120

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2006

	For the Years Ended June 30,
	2006	2005
Cash flows provided by (used in) financing activities:
Proceeds from advances from related parties	$172,890	$290,584
Payment on a note payable from a related party	(206,338)	(11,018)
Proceeds from notes payable from third parties	634,534	-
Payment on a note payable from a third party	(547,534)	(207,200)
Sales of shares of common stock	176,500	-
Net cash provided by (used in) financing activities	230,052	72,366
Net increase (decrease) in cash	2,237	81
Cash at beginning of year	81	-
Cash at end of year	$2,318	$81

Supplemental Disclosures of Cash Flow Information
	For the Years Ended June 30,
	2006	2005
Interest paid - third parties	$22,000	1,528
Income taxes paid	$1,175	$800

Supplemental Schedule of Non-cash Investing and Financing Activities
	For the Years Ended June 30,
	2006	2005
Issuance of shares in satisfaction of notes payable including accrued interest:
Notes payable - related parties	$-	$296,686
Notes payable - third parties	$49,031	$-
Common stock	$(1,650)	$(31,191)
Additional paid-in capital	$(47,381)	$(265,495)
Issuance of shares in satisfaction of accrued payroll:
Accrued payroll - related parties	$-	$345,879
Common stock	$-	$(31,763)
Additional paid-in capital	$-	$(314,116)

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

1. Summary of Significant Accounting Policies

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

    Cash

    The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of June 30, 2006, the Company did not have a trade accounts receivable nor did it establish an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. Market is determined based on net realizable value. The Company's management monitors its inventories for excess, obsolete, slow moving, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. Inventory at June 30, 2006 consisted of cheese ready for sale.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

1. Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At June 30, 2006, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

Stock Split

In January 2005, the Company’s Board of Directors approved a three-for-one stock split of the Corporation’s common stock affected in the form of a 100% stock dividend, which was distributed on May 10, 2005, to shareholders of record on March 15, 2005. Shareholders’

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

1. Summary of Significant Accounting Policies, Continued

Stock Split, Continued

equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split. As part of the forward stock split the Company transferred $149,125 from additional paid-in capital to common stock to reflect the increase in the number of shares outstanding at par value.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS No. 123R encompasses a wide range of share-based compensation arrangement, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. The Company has elected to adopt SFAS No. 123R retrospectively as of June 30, 2005. The adoption of SFAS No. 123R had no significant effect on net income, loss per share, or share-based compensation cost for either of the two years in the period ended June 30, 2006.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during 2006 and 2005.

Shipping Costs

Freight-out costs are included in cost of sales and were $16,809 and $41,854 for each of the two years ended June 30, 2006 and 2005, respectively.

    Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire products sold to others.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

1. Summary of Significant Accounting Policies, Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumption that has been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset and the valuation of share-based compensation. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statements.

Product Development

The Company's product development activities principally involve product name selection, product shape determination, artistic design of the product packaging, arrangement for the related manufacturing extrusion tools and dies, selection of seasonings, grains and other ingredients, taste and market testing. The costs of these activities are expensed as incurred and for the years ended June 30, 2006 and 2005 were $19,720 and $14,000, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal 2006 presentation. These changes had no impact on previously reported results of operations or shareholders' deficit.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

1. Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

2. Equipment

Equipment consisted of the following as of June 30, 2006:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the year ended June 30, 2005 was $441. Equipment was fully depreciated at June 30, 2005.

3. Judgment Payable

In March 2005, a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the amount of $137,767. Accordingly, the amount previously recorded as a trade account payable has been reclassified as a judgment payable.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

4. Notes Payable

Notes Payable - Related Parties

Notes payable - related parties at June 30, 2006 are as follows:

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. The note is due on December 31, 2006.	$8
Note payable to related party who is an officer, director and major shareholder; uncollateralized with interest; due on December 31, 2006.	3,120
Notes payable - related parties	$3,128
Note Payable - Third Party
Note payable - third party at June 30, 2006 is as follows:
Note payable to a third party with an effective interest rate of 24% per annum, uncollateralized, principal and interest due on demand.	$87,000
Note payable - third party	$87,000

Loan fees, paid through the issuance of shares of Company's common stock, are recorded as interest expense.

5. Deferred Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2006	2005
Current tax expense:
Federal	-	-
State	$1,175	$800
	1,175	800
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$1,175	$800

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

5. Deferred Income Taxes, Continued

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2006 and 2005 are as follows:

	For the Years Ended June 30,
	2006	2005
Deferred income tax assets:
Net operating loss carryforward	$2,063,191	$1,975,746
Allowance and reserves	-	33,019
Other	-	272
Total deferred income tax asset	2,063,191	2,009,037
Valuation allowance	(2,063,191)	(2,009,037)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $54,154 and $179,239 during the years ended June 30, 2006 and 2005, respectively.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2006	2005
Tax benefit at U.S. statutory rate	(34.0)%	(34.0)%
State tax provision	-	-
Other	(2.0)	-
Stock-based compensation	24.9	28.3
Change in valuation allowance	12.2	5.8
Effective income tax rate	1.1%	0.1%

The Company also has federal and state net operating loss carryforwards of $4,813,412 and $4,804,914, respectively. The federal and state net operating loss carryforwards will begin to expire in the years 2018 and 2005, respectively.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

6. Commitments

The Company rents its corporate office on a month to month basis. Rental expense was $25,615 and $24,194 for the years ended June 30, 2006 and 2005, respectively.

7. Contingencies and Concentrations

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses since inception and for the years ended June 30, 2006 and 2005 the net losses were $1,541,212 and $1,387,984, respectively. Despite its negative cash flows from operations of $227,816 and $272,405 for fiscal years 2006 and 2005, respectively, the Company has been able to obtain additional operating capital through private funding sources, which was repaid through the issuance of common shares. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from shareholders since inception.

During the year ended June 30, 2006, the Company financed its operations through loans from third parties, net of repayments of $87,000, and the sale of shares of its common stock totaling $176,500. The Company may offer shares of its common stock in future years to raise additional capital.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's securities and borrowing or that the sale of the new products will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Litigation

The Company is, from time to time, involved in various lawsuits arising in the ordinary course of its business that will not, in the opinion of management, have a material effect on the Company's financial position or results from operations.

In August 2006, the Company was named as a defendant in a lawsuit brought by a former vendor. The allegation contained in the complaint seeks damages that amount to the former vendor’s claims for product provided the Company amounting to $126,876. The Company has recorded the amount claimed as accounts payable as of June 30, 2006.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

7. Contingencies and Concentrations, Continued

    Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company has sold products in the year ended June 30, 2006 to a single large retailer. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. Its one customer accounted for 100% of the Company's sales for the year ended June 30, 2006 and 2005. The Company had no accounts receivable from this customer at June 30, 2006 and has made no sales to this customer subsequent to June 30, 2006.

Risks Associated with Concentrations in the Available Sources of Supply of Materials

The products that were sold by the Company during the years ended June 30, 2006 and 2005 are available from a limited number of suppliers located exclusively in foreign countries that are subject to civil unrest. The Company has not been able to obtain products as required, and has not been able to develop alternative sources as required. This has resulted in the loss of sales and has had a material adverse effect on the Company's business, financial condition, and results of operations.

8. Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2006. The Company does not have a formal plan for granting options.

The following table summarizes information about stock options granted and outstanding at June 30, 2006. There were no changes during the years then ended June 30, 2006 and 2005. All options granted are fully vested at June 30, 2006 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

8. Share-Based Compensation, Continued

		Weighted
		Average
	Shares	Exercise Price
Balance, June 30, 2004	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2005	16,650,000	0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2006	16,650,000	$0.133
Exercisable at June 30, 2005	16,650,000	$0.133
Exercisable at June 30, 2006	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2006:

Stock Options Outstanding
		Weighted
Average		Average
Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.083	11,250,000	3.5	$0.083
$0.250	5,400,000	6.2	$0.250
	16,650,000	4.4	$0.133

The Company issues shares of its common stock to non employees in payment for services provided, and issued shares to employees in satisfaction of accrued compensation. The Company records the fair value of the shares issued to measure the cost of the transactions with both non employees and employees. The Company does not have a formal share based compensation plan.

The fair value of unrestricted shares is determined by the quoted market price at the measurement date of each issuance. The fair value of restricted shares is estimated at the measurement date of each issuance using the Black-Scholes Option Model that uses the assumptions noted in the following table. Expected volatilities are based on historical

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

8. Share-Based Compensation, Continued

volatility of the Company’s common stock. Volatilities increased in 2006 as the per share value of the Company’s common stock returned to the levels prior to the 3 for 1 split. The risk free rate is based on the U.S. Treasury yield curve in effect at the measurement date.

	For the Years Ended June 30,
	2006	2005
Volatility		175% to 736%
Expected dividends	-	-
Risk-free rate		2.18% to 3.66%
Expected life of the options	1.0 to 2.0 years	1.0 to 2.0 years
A summary of share activity follows.
	For the Years Ended June 30,
	2006	2005
Shares issued to non employees for services:
Number of shares issued	-	52,018,996
Estimated fair value	$-	$626,313
Shares issued to employees in satisfaction of accrued payroll:
Number of shares issued	-	31,762,839
Estimated fair value	$-	$345,879

9. Disclosures about Fair Values of Financial Instruments

The estimated fair value amounts of all financial instruments on the Company's June 30, 2006 balance sheet has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company does not have any off balance sheet financial instruments.

Cash and Other

The carrying amounts of cash, accounts receivable, trade accounts payable and certain other current liability amounts approximate fair value due to the short term maturities of these instruments.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

9. Disclosures about Fair Values of Financial Instruments, Continued

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

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended June 30,
	2006	2005
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,541,212)	$(1,387,984)
Denominator:
Weighted average shares - basic and diluted	252,327,320	171,223,169
Loss per common share, basic and diluted	$(0.01)	$(0.01)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

10. Loss Per Share, Continued

Common shares reserved for future issuance are as follows:

	For the Years Ended June 30,
	2006	2005
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000

11. Stock Transactions

Shares Issued in Satisfaction of Obligations

During the year ended June 30, 2006 the Company issued 29,641,667 shares of its common stock to consultants for services, for loan fees, in cancellation of debt and for cash. The shares were valued at their value at the date of issuance and were issued for the following:

	Number
Type of Service	of Shares	Value
Issued for services:
Sales and marketing services	10,315,000	$474,210
Accounting services	1,950,000	86,850
Packaging design services	400,000	14,200
Legal services	300,000	12,900
Investor relations	2,100,000	87,300
Information technolopgy services	1,500,000	64,500
Total issued for services	16,565,000	739,960
Issued for loan fees	3,666,667	183,333
Issued in cancellation of debt	1,650,000	49,031
Issued for cash	7,760,000	176,500
Total	29,641,667	$1,148,824

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

12. Selling, General and Administrative Expenses

    Selling expenses for each of the two years in the period ended June 30, 2006 are as follows:

	For the Years Ended June 30,
	2006	2005
Sales and marketing consulting expense	$740,417	$443,526
Sales travel	38,721	67,063
Other	(1,033)	18,214
Total selling expenses	$778,104	$528,803

General and administrative expenses for each of the two years in the period ended June 30, 2006 are as follows:

	For the Years Ended June 30,
	2006	2005
Officer salaries	$269,517	$364,553
Accounting fees	90,397	132,642
Legal and professional fees	13,884	7,946
Package design	19,720	14,000
Product development	9,364	109,524
Shareholder relations	23,384	40,310
Other	135,955	108,167
Total general and administrative expenses	$562,221	$777,142

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

Name	Age Position (1)

Richard Damion	61
Chairman, CEO, Secretary, Treasurer and Director since 1996

Joseph R. Rodriguez, Jr.	56
President and Director since 1996

Robert George	70
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

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CEO	0	0	0
Joseph R. Rodriguez, Jr.	0	0	0
Robert George	0	0	0

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Richard Damion	CEO, Secretary Director	2004 2005 2006	0 0 120,000	0 0 0	0 0 0	1,666,667 16,766,667 0	800,000 0 0	0 0 0	0 0 0
Joseph R. Rodriguez, Jr.	President Director	2004 2005 2006	0 0 120,000	0 0 0	0 0 0	1,000,000 7,440,000 0	800,000 0 0	0 0 0	0 0 0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of October 31, 2006 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.

	Common	Percent of
Name and Address	Shares	Class (1)

Richard Damion (2)	8,718,351	2.9%
170 Newport Center Drive, Suite 260
Newport Beach, CA 92660

Joseph R. Rodriguez, Jr. (3)	7,580,212	2.5%
170 Newport Center Drive, Suite 260
Newport Beach, CA 92660

Robert George	5,784,998	2.0%
170 Newport Center Drive, Suite 260
Newport Beach, CA 92660

All executive officers and directors	22,083,561	7.4%
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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2005 was approximately $25,000. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2006 was approximately $25,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2005 and 2006.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2005 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

By: /s/ Richard Damion
-----------------------------------------------------
Richard Damion, Chief Executive Officer

Date: October 31, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Date: October 31, 2006

By: /s/ Joseph R. Rodriguez, Jr.
------------------------------------------
Joseph R. Rodriguez, Jr. Director and
Principal Financial Officer
Principal Accounting Officer
Date: October 31, 2006