Form 10QSB
period 2006-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2006-11-14
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

(949) 759-7775
(Issuer's telephone number)

_________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of October 31, 2006 there were 296,158,501 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements

As of September 30, 2006 and
For Each of the Three-Month Periods Ended September 30, 2006 and 2005

International Food Products Group, Inc.

Index to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month Periods Ended September 30, 2006 and 2005

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, September 30, 2006	4
Statements of Operations For Each of the Three-Month Periods Ended September 30, 2006 and 2005	5
Statements of Cash Flows For the Three-Month Periods Ended September 30, 2006 and 2005	6
Notes to the Financial Statements	7

International Food Products Group, Inc.

Balance Sheet

September 30, 2006

Assets
Current assets:
Cash	$1,459
Accounts receivable - trade	169,265
Inventory - raw materials	55,322
Prepaid expenses	786
Total current assets	226,832
Deposit	-
Total assets	$226,832
Liabilities and Shareholders' Deficit
Current liabilities:
Trade accounts payable	$314,329
Judgment payable	142,150
Accrued compensation costs	406,390
Other accrued expenses	172,474
Notes payable - third parties	204,000
Notes payable - related parties	3,128
Total liabilities	1,242,471
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 300,000,000 shares authorized; 295,633,501 shares issued and outstanding at September 30, 2006	295,624
Additional paid-in capital	8,470,294
Accumulated deficit	(9,781,557)
Total shareholders' deficit	(1,015,639)
Total liabilities and shareholders' deficit	$226,832

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month Periods Ended September 30, 2006 and 2005

	For the Three-Month Period
	Periods Ended September 30,
	2006	2005
Sales	$354,122	-
Cost of sales	(337,586)	-
Gross profit	16,536	-
Selling expenses	629,008	$90,029
General and administrative expenses	168,512	107,477
Loss from operations	(780,984)	(197,506)
Interest expense:
Interest expense	28,908	-
Interest expense - related parties	250	1,070
Total interest expense, net	29,158	1,070
Net loss	$(810,142)	$(198,576)
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares used in per-share calculation, basic and diluted	282,307,668	243,416,354

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Three-Month Periods Ended September 30, 2006 and 2005

	For the Three-Month Period
	Periods Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(810,142)	$(198,576)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for services and loan fees	679,780	72,724
Decrease (increase) in assets:
Trade accounts receivable	(169,265)	-
Inventory	31,584	(39,437)
Prepaid expenses	763	(8,594)
Increase (decrease) in liabilities:
Accounts payable	13,478	17,994
Accrued compensation costs	60,000	60,000
Accrued expenses	70,878	16,744
Net cash used in operating activities	(122,924)	(79,145)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of note payables - to third parties	298,000	-
Repayment of note payable to third parties	(181,000)	67,500
Sale of common stock	5,065	20,000
Net cash provided by financing activities	122,065	87,500
Net increase (decrease) in cash	(859)	8,355
Cash at beginning of period	2,318	81
Cash at end of period	$1,459	$8,436
Supplemental Disclosure of Cash Flow Information
Interest paid	-	-
Taxes paid	-	-
Supplemental Schedule of Non-cash Investing and Financing Activities
Issuance of shares for payment of notes (including accrued interest):
Third party	-	$48,306

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month Periods Ended September 30, 2006 and 2005

1. Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2006, the results of its operations and cash flows for the three-month periods ended September 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2006 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2. Inventories

At September 30, 2006, cheese inventory is stated at cost on a first-in, first-out cost or market.

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

Notes payable - related party at September 30, 2006 are as follows:

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. The note is due on December 31, 2006.	$8
Note payable to related party who is an officer, director and major shareholder; uncollateralized with interest; due on December 31, 2006.	3,120
Notes payable - related parties	$3,128

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month Periods Ended September 30, 2006 and 2005

5. Stock Transactions

During the three-month periods ended September 30, 2006 and 2005, the Company sold shares of its common stock for cash, issued shares of its common stock to officers in repayment of loans and for compensation, in payment of a note payable to a third party, and to consultants for services provided to the Company. The shares were recorded at the value of the services provided and amount of debt repaid, which equaled their fair value. The issuance of shares follows.

	For the Three-Month Period Ended		For the Three-Month Period Ended
	September 30, 2006		September 30, 2005
	Number of Shares	Amount	Number of Shares	Amount
Shares issued to consultants for services	23,795,000	$661,500	800,000	$72,000
Shares issued in payment of note payable to third party	-	-	1,650,000	$49,031
Shares sold for cash	355,000	$5,065	-	-
Shares issued for loan fees	690,000	$18,280	-	-

6. Commitments

The Company rents its corporate office on a month to month basis. Rental expense was $0 and $7,336 and for the three-month periods ended September 30, 2006 and 2005, respectively.

7. Contingencies and Concentrations

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses of $(810,142) and $(198,576), respectively for the three-month periods ended September 30, 2006 and 2005. Despite its negative cash flows from operations of $(122,924) for the three-month period ended September 30, 2006, the Company has been able to obtain additional operating capital through private funding sources. Management's plans include the continued development of the Company's new imported product distribution programs and a new customer development program that it believes will enhance its ability to generate revenues from the sale of the Company's products. The Company has relied upon equity funding and loans from third parties and shareholders since inception. During the three-month period ended September 30, 2006, the Company financed its operations through loans from third parties and the sale of common stock.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month Periods Ended September 30, 2006 and 2005

7. Contingencies and Concentrations, Continued

Financial Results, Liquidity and Management's Plan , Continued

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

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the three-month periods presented.

The computations of basic and diluted loss per common share are as follows:

	For the Three-Month Period
	Periods Ended September 30,
	2006	2005
Numerator:
Loss per common share, basic and diluted:
Net loss available to common shareholders	$(810,142)	$(198,576)
Denominator:
Weighted average shares - basic and diluted	282,307,668	243,416,354
Loss per common share, basic and diluted	$(0.00)	$(0.00)

Item 2. Management's Discussion and Analysis or Plan of Operations

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note about Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

Results of Operations for the three month periods ended September 30, 2006 and 2005.

Net Sales. Net sales for the three month ended September 30, 2006 were $354,122, and consisted entirely of our newly introduced cheese products. We had no sales in the same period in 2005.

Cost of Sales. The Cost of Sales for the three month period ended September 30, 2006 consisted entirely of cheese products we sold during the period. Our gross profit margin during the period was $16,536 or about 1%. We believe that as our sales of these products increase, we will be able to purchase products at a more favorable price and increase our gross margin. We had no sales or cost of sales in the same period in 2005.

Selling Expenses. Selling expenses for the three month period ended September 30, 2006, were $279,008 or approximately 79% of net sales, as compared to $95,835 for the same period in 2005. We continue to invest in sales support while our new products are in development.

General and Administrative expenses. General and Administrative expenses for the three month period ended September 30, 2006, were $457,685 compared to $101,668 in the same period in 2005. We believe that these expenses will decline as our infrastructure develops.

Interest Expense. Interest expense for the fiscal year ended June 30, 2006 was $29,158 compared to $1,070in the same period in 2005. This increase is a result of financing of our sales in the current period.

Liquidity and Capital Resources. Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.

 Our total assets were $230,631 at September 30, 2006, and consisted primarily of accounts receivable related to our sales of cheese products in the first fiscal quarter of this year and cheese inventory which was sold in the second fiscal quarter of 2007.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

•	General domestic economic and political conditions
•	Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
•	The availability and timing of receipt of necessary outside capital
•	Other risk factors described from time to time in 's filings with the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company issued a total of 22,545,000 restricted shares of common stock to a total of nine individuals for various types of services, payment of loan fees or cash consideration. The shares were recorded at their fair value as of the date of issuance which ranged from $0.02 to $0.03 per share. The transactions were exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Effective August 20, 2006, action was taken by a majority of the shareholders of the Company pursuant to their written consent authorizing an amendment to the articles of incorporation of the Company for the purpose of increasing the authorized capital of the Company from 300,000,000 common shares to 600,000,000 common shares. As of the record date for the written consent there were 272,483,501 common shares of stock outstanding. Of those shares, shareholders holding 142,640,029 common shares or 52.3% of the total outstanding, signed the written consent authorizing the action.

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

International Food Products Group, Inc.

Date: November 13, 2006	/s/ Richard Damion
Richard Damion
Principal Executive Officer

Date: November 13, 2006	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr Principal Financial Officer