Form 10QSB
period 2006-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2007-02-20
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

Commission File Number: 000-33251

INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0903004
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

895 Dove Street, third floor, Newport Beach, California 92660
(Address of principal executive offices)

(949) 759-7775
Issuer's telephone number, including area code

170 Newport Circle Drive, Suite 260, Newport Beach, CA 92660
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of December 31, 2006 was: 311,798,501.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

.
International Food Products Group, Inc.

Financial Statements

As of December 31, 2006

International Food Products Group, Inc.

Index to the Financial Statements

As of December 31, 2006

International Food Products Group, Inc.

Balance Sheet

As of December 31, 2006

Assets

Current assets:
Cash	$4,490
Accounts receivable - trade
Inventories
Prepaid expenses	3,262
Total assets	$7,752
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable - trade	$302,221
Accrued payroll	20,000

Other accrued expenses	175,326
Notes payable - third party
Notes payable - related parties	53,120
Total liabilities	550,667
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 600,000,000 shares authorized; 311,798,501 shares issued and outstanding at December 31, 2006	311,798
Additional paid-in capital	8,698,519
Accumulated deficit	(9,553,232)
Total shareholders' deficit	(542,915)
Total liabilities and shareholders' deficit	$7,752

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended
December 31, 2006 and 2005

	For the Three-Month		For the Six-Month
	Periods Ended December 31,		Periods Ended December31,
	2006	2005	2006	2005
Gross sales	$48,434	853,294	$402,556	853,294
Less: returns, discounts and allowances		(13,730)		(13,730)
Net sales	48,434	839,564	402,556	839,564
Cost of good sold	45,877	773,647	383,463	773,647
Gross profit (loss)	2,557	65,917	19,093	65,917
Selling expenses	39,743	24,813	668,751	120,651
General and administrative expenses	52,678	126,553	221,190	228,221
Loss from operations	(89,864)	(85,449)	(870,848)	(282,955)
Interest expense/Other Income
( Interest expense)	(6,673)	(205,853)	(35,831)	(207,993)
Other Income	324,860	-	324,860
Total( interest) expense, other income	318,187	(205,853)	289,029	(207,993)
Net (loss) Profit	$228,323	$(291,302)	$(581,819)	$(490,948)
Net profit( loss) per share, basic and diluted	$0.001	$(0.001)	$(0.002)	$(0.002)
Shares used in per-share calculation, basic and diluted	303,711,001	246,480,579	291,313,502	244,998,727

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Six-Month Periods Ended December 31, 2006 and 2005

	For the Six-Month
	Periods Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(581,819)	$(490,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of Debt	(324,860)

Shares issued for services and loan fees	924,180	324,364
Decrease (increase) in assets:
Prepaid expenses	(1,713)	(6,728)
Accounts receivable - trade		(7,506)
Inventories	86,906	(29,163)
Increase in liabilities:
Accounts payable	1,370	187,623
Accrued expenses	(69,949)	128,775
Net cash provided by (used in) operating activities	34,115	106,417
Cash flows from investing activities:
Change in restricted cash	-
Net cash used in investing activities	-
Cash flows from financing activities:
Proceeds from issuance of note payable to officers		82,749
Proceeds from issuance of a note payable - related party	-	-
Proceeds from issuance of a note payable - third party	348,000	547,534
Payment on a note payable - third party	(385,008)	(48,306)
Sale of Common Stock	5,065
Net cash provided by financing activities	(31,943)	581,977

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Six-Month Periods Ended December 31, 2006 and 2005

Net increase in cash and cash equivalents		$2,172	$688,394
Cash and cash equivalents at beginning of year		2,318	81
Cash and cash equivalents at end of period		$4,490	$688,475

Supplemental Disclosures of Cash Flow Information
	For the Six-Month Periods Ended December 31,

		2006	2005
Interest paid - third parties	$		$206,923
Income taxes paid		-	$-

Issuance of shares in payment of debt:
Note payable - related party	$		49,031

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2006

1.  Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2006, the results of its operations for the three-month and six-month periods ended December 31, 2006 and 2005 and cash flows for the six-month periods ended December 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2005 included in the Company's Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

At December 31, 2006 inventory of packaging materials are stated at cost on a first-in, first-out method. The lower of cost or market is determined based on the net realizable value. Cost is determined by appropriate consideration is given to osolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. There was no inventory at December 31, 2006.

3.  Notes Payable

The Company has two notes payable to a related party totaling $53,120. The notes are uncollateralized with interest due on March 31, 2007.

4.  Accrued Expenses

Included in Accrued Expenses is a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the amount of $126,135.

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2006

 5.  Stock Transactions

During the six-month period ended December 31, 2006 the Company issued shares of its common stock in connection with short term loans, sold shares of its common stock for cash, issued shares of its common stock to officers in repayment of loans and for compensation, in payment of a note payable to a third party, and to consultants for services provided to the Company. The shares were recorded at the value of the services provided and amount of debt repaid, which equaled their fair value. The issuance of shares follows.

	For the Six-Month Period Ended
	December 31, 2006
	Number of
	Shares	Amount
Periods ended December 30, 2006:
Shares issued to consultants for services	39,970,000		$905,900
Shares issued in payment of note payable to third party		$
Shares sold for cash	355,000		$5,065
Shares issued in connection with short term loans	690,000		$18,280

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2006 and

7.  Commitments

Operating Lease

The Company rents its corporate office on a month to month basis. Rental expense was $ 1,995 and $12,873 for the six-month periods ended December 31, 2005.

 8. Going Concern

The Company has incurred net losses of $(581,817) for the six-month period ended December 31, 2006 . The Company has a negative current ratio and is in default on an obligation .Management's plans include a acquisition of a food Company which it believes will lead to profits, significant revenue, and significant funding. .

During the six-month period ended December 31, 2006, the Company financed its operations through loans from officers and third parties. It plans to continue to finance imported product sales through borrowings and the use of letters of credit. .

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

As of December 31, 2006

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

Item 2. Management's Discussion and Analysis or Plan of Operations

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note about forward looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based upon current management’s expectations. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”,”projects”, “anticipate”, and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward looking statements. We believe that the expectations reflected in such forward looking statements are accurate. However, we cannot assure you that such expectations will occur.

Plan of Operations

The year 2006 was a major turning point for IFPG. Management and the Board of Directors has decided that what were needed to grow the company were a new management team and a new vision for the company. The search resulted in the hiring of Ketan Mehta as a consultant to the company in January of 2006. During the year Mr. Mehta developed a business model for the company and began to implement the strategies and plans set forth in this model. In December of 2006 the Board of directors offered Mr. Mehta the office of President of IFPG. The officers and Directors were quite pleased when Mr. Mehta accepted his new duties as President of IFPG. He has set out a plan where the Company will continue to attempt to bring attractive products to the market place, such as, Golden Choice Foods® line of coffee products, fresh juices, and an assortment of other products. His goal is to create even stronger working relationship with the club stores and develop profitable product lines where each product line can create over $5 million per annum recurring revenue.

As stated in the 8K filing, Mr. Mehta is highly qualified and experienced in the area of Mergers and Acquisitions and Corporate Finance, areas which the Company plans to capitalize on in the calendar year 2007 and onwards.

The primary direction of the company in the coming years will be to grow through acquisitions. IFPG has already identified a potential first acquisition and is in the process of preparing the Letter of Intent to acquire this first company. Along with this potential acquisition, Mr. Mehta has identified two new synergistic product opportunities with a national healthy fast food chain that fits into the production capacity of the potential new acquisition and can increase the revenue of this company significantly .

The management team plans to spend the next 4 months diligently working to complete the targeted acquisition. Mr. Mehta’s goal for IFPG is to be a Thirty Million dollar ($30,000,000) sales company by the end of 2007 and to exceed Fifty Million ($50,000,000) in sales by the end of 2008. 2007 should be an exciting, profitable, and rewarding year for the company and its shareholders.

To accomplish these strategies, we must raise capital either as equity, debt or lines of credit. Management intends to work diligently and creatively to accomplish raising the needed capital.

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

Results of Operations for the three-month periods ended December 31, 2006 and 2005.

Net Sales. During the three month period in 2006 sales were $48,434 compared to$ 853,294 a reduction of $804,860. Sales were significantly lower because we discontinued our coffee product in Sams. Sams had decided to go with a global grower to supply a large portion of the store branded coffee and we were not able to compete for this business. Since that time we have taken a new direction and are in the process of acquiring a company which to base our new growth upon.

Cost of Sales. Cost of sales during the three month period in 2006 was $45,877 or 94.7% as compared to $773,647 or 92.1%. Cost of sales increased slightly due to the tremendous decrease in sales. .

Selling Expenses. Selling expenses for the three-month period ending December 31, 2006 were $39,743, as compared to $24,813 in the same period in 2005. .

General and Administrative Expenses. General and Administrative expenses for the three-month period ending December 31, 2006 were $52,678, as compared to $126,553 for the three-month period in 2005.. This reduction is a direct result of a decrease in consulting fees.

Interest Expense. Interest expense $6,673 compared to 205,853 a reduction of $199,180. This reduction was due to no longer having to pay for financing costs of sales.

Forgiveness of Debt-During the three months ended December 31, 2006 the officers forgave accrued salary and applicable taxes resulting in a income item of $324,860.

Results of Operations for the six-month periods ended December 31, 2006 and 2005

Net Sales were $402,556 compared to $853,294 in 2005. The reduction in sales is a direct result of our decision to pursue other avenues of growth..

Selling Expenses. Selling expenses in the six month period in 2006 were $668,751 compared to $120,651, as we continue to pursue to marketing and sales strategies and costs associated with investor relations..

General and Administrative Expenses. General and administrative expenses decreased $7,031 and was virtually the same from the same period in 2005.

Interest Expense. In 2006 interest decreased $172,162 as in 2005 substantially all of our interest expense resulted from loan fees on the financing obtained to fund our sales in 2005 was negated in 2006.

Forgiveness of Debt-All of the officer accrued compensation and costs were incurred in the second quarter of 2006.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt

Material events and uncertainties. We anticipate that we will begin to be profitable during the third quarter of fiscal year 2007. For this to happen, we must be successful in raising additional capital in order to deliver our products to the marketplace. Prior to this, we will continue to raise additional capital, factor accounts receivable or obtain debt financing. Additionally, we must be able to continue to develop markets and gain consumer acceptance of our products.

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

Item 2. Changes in Securities.

During the quarter ended December 31, 2006, the Company issued a total of 1,575,000 restricted shares of common stock to a total of two individuals for cash consideration equal to the market value of the shares on the date of sale which ranged from $0.019 to $0.021 per share. Also during the quarter ended December 31, 2006, the Company issued a total of 6,800,000 restricted shares of common stock to a total of seven individuals in exchange for services rendered to the Company. The shares were issued at $0.01 to $0.02 per share which represented a 50% discount to market on the date of issuance. All transactions were exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.

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

International Food Products Group, Inc.

Date: February 20, 2007	/s/ Richard Damion
Richard Damion
Chief Executive Officer

Date: February 20, 2007	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr
Chief Financial Officer