Form 10QSB
period 2007-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2007-05-11
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of March 31, 2007 was: 370,593,501.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements
(Unaudited)

As of March 31, 2007 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2007 and 2006

International Food Products Group, Inc.

Index to the Financial Statements
(Unaudited)

As of March 31, 2007 and

For Each of the Three-Month and Nine-Month Periods Ended March 31, 2007 and 2006

International Food Products Group, Inc.

Balance Sheet
(Unaudited)

As of March 31, 2007

Assets

Current assets:
Cash	$4,332
Inventories, net	-
Prepaid expenses	579,512
Total assets	$583,844
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable - trade	$218,701
Accrued payroll	81,530

Other accrued expenses	173,894

Notes payable - related parties	63,720
Total liabilities	537,845
Commitments and contingencies
Shareholders' deficit:
Common stock: $.001 par value; 600,000,000 shares authorized; 370,593,501 shares issued and outstanding at March 31, 2007	370,594
Additional paid-in capital	9,489,724
Accumulated deficit	(9,814,319)
Total Stockholders’ Equity	45,999
Total liabilities and shareholders' deficit	$583,844

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations
(Unaudited)

For Each of the Three-Month and Nine-Month Periods Ended
March 31, 2007 and 2006

	For the Three-Month Period		For the Nine-Month Period
	Periods Ended March 31,		Periods Ended March 31,
	2007	2006	2007	2006
Gross sales	$-	$-	$402,556	$853,294
Less: returns, discounts and allowances	-	-		(13,730)
Net sales	-	-	402,556	839,564
Cost of good sold	-	-	383,463	773,301
Gross profit	-	-	19,093	66,263
Selling expenses	69,356	434,579	738,107	555,230
General and administrative expenses	251,971	276,553	473,161	505,120
Loss from operations	(321,327))	(711,132)	(1,192,175)	(994,087)
Other Income (Expense):
Interest Expense	(21,098)	1,470	(56,929)	(205,453)
Other Income	81,341	(2,673)	406,201	(3,743)
Total other income (expense)	60,243	(1,203)	349,272	(209,196)
Loss before provision for income taxes	(261,084)	(712,335)	(842,903)	(1,203,283)
Provision for income taxes		(375)		(375)
Net loss	$(261,084)	$(712,710)	$(842,903)	$(1,203,658)
Net loss per share, basic and diluted	$(0.001)	$(0.003)	$(0.003)	$(0.005)
Shares used in per-share calculation, basic and diluted	347,440,278	253,178,357	310,022,427	247,751,690

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows
(Unaudited)

For Each of the Nine-Month Periods Ended March 31, 2007 and 2006

	For the Nine-Month
	Periods Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(842,903)	$(1,203,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issued for services and loan fees	1,192,144	757.807

Decrease (increase) in assets:
Prepaid expenses	(928)	-

Inventories	86,906	(40,899)

Increase (decrease) in liabilities:
Accounts payable	(82,150)	135,012
Accrued expenses	(69,852)	40,450
Accrued payroll costs	(264,860)	209,285
Net cash provided by (used in) operating activities	18,357	(102,003)
Cash flows from investing activities:
Change in restricted cash	-	-
Net cash provided by financing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of note payable - related party	359,000	81,750
Proceeds from issuance of a note payable		564,534
Payment on note payable		(547,534)
Payment on a note payable from a related party	(385,408)	(12,500)
Sale of common shares	10,065	20,000
Net cash provided by financing activities	(16,343)	106,250
Net increase in cash	2,014	4,247
Cash at beginning of period	2,318	81
Cash at end of period	$4,332	$4,328

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows
(Unaudited)

For Each of the Nine-Month Periods Ended March 31, 2007 and 2006

Supplemental Disclosures of Cash Flow Information
	For the Nine-Month
	Periods Ended March 31,
	2007		2006
Interest paid - third parties		$-	-
Income taxes paid		$-	$375

Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for payment of notes:
Third party	$		$49,031
Related party		-	$-
Issuance of shares for payment of accrued payroll liability		-	$-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2007 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2007 and 2006

1.  Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2007, the results of its operations for the three-month and nine-month periods ended March 31, 2007 and 2006 and cash flows for the nine-month periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2006 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

At March 31, 2007, inventory of packaging materials are stated at cost on a first-in, first-out method. The lower of cost or market is determined based on the net realizable value. Cost is determined by appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. There was no inventory at March 31, 2007.

3.  Note Payable -

Note payable to a related party, an interest rate of 10% per annum, due on demand	$63,720

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

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2007 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2007 and 2006

5.  Stock Transactions

During the nine-month period ended March 31, 2007, the Company issued shares of its common stock to officers in repayment of loans and for compensation, and to consultants for services provided to the Company. The shares were valued at their fair value at the dates of issuance. The issuance of shares follows.

	For the Nine-Month Period
	Number of
	Shares	Amount
Period ended March 31, 2007:
Shares issued to consultants for services	91,007,500	$1,163,799

Shares sold for cash	630,000	$10,065
Shares issued in connection with short term loan fees	690,000	$18,280

International Food Products Group, Inc.

Notes to the Financial Statements
(Unaudited)

As of March 31, 2007 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2007 and 2006

6.  Commitments

The Company rents its corporate office on a month to month basis. .

7.  Going Concern -

The Company has incurred net losses for the nine month period of $842,903. The company has a negative current ratio and is in default of an obligation. Managements plans include an acquisition of a food company which it believes will lead to profits, significant revenue and significant funding.
No assurances can be given that the Company will be able to raise the capital required to implement its business plan. In addition even if the Company is able to achieve distribution of its products, there is no assurance that there will be sufficient sell-through of those products to warrant reorders, that reliable sources of products will be retained or that the company will be able to sustain levels of sales at prices that generate sufficient gross profit to cover expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the three and nine month periods ended March 31, 2007, and March 31, 2006.

Plan of Operations

At present IFPG is devoting itself to the successful closing of its letter of intent in purchasing a food company. It has ceased selling it products, but continues to develop it relationships to ensure that upon closing of its transaction new customers can be brought in.

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

Results of Operations for the three month periods ended March 31, 2007 and 2006.

Net Sales. We had no sales during the three month period in 2007 and 2006. In 2006. we were unable to secure a source of supply for our frozen blueberries, and therefore were unable to meet the orders we received for this product during the period. In 2007, we have concentrated on our new potential acquisition and did not engage in any sales levels.

Cost of Sales. As we had no sales in the current three month period, we had no cost of sales during the three month period.

Selling Expenses. Selling expenses for the three-month period ended March 31, 2007 were $69,356, as compared to $434,579 in the same period in 2006. Selling expenses decreased in 2007 as we continue to devote ourselves to our new potential acquisition. Selling expenses that were incurred were those for maintaining relationships with companies which we feel will be integrated into our newly formed merged enterprise.

General and Administrative Expenses. General and Administrative expenses for the three-month period ending March 31, 2007 were $251,971
, as compared to $276,553 for the three-month period ending March 31, 2006. This slight reduction is a direct result of a decrease in professional fees.

Results of Operations for the nine month periods ended March 31, 2007 and 2006

Net Sales. All of our sales in the nine month period in 2007 and most of our sales in the same period in 2005 occurred in the second quarter of each fiscal year. Sales in 2007 were $402,556 compared to $839,564.

Selling Expenses. Selling expenses in the nine month period in 2007 were $738,107, an increase of $182,877 from the same period in 2006. Our selling efforts during the current fiscal year were focused on establishing new relationships.

General and Administrative Expenses. General and administrative expenses decreased to $473,161 from $505,120 from the same period in 2006 as a result as lower consulting fees.

Interest Expense. Substantially all of our interest expense in the nine month period in 2006 resulted from loan fees on the financing obtained to fund our sales in the three month period ended December 31, 2005. Loan fees of $183,333 related to this financing were paid through the issuance of shares of our common stock. In 2007, with these obligations completed our interest expense was $56,929.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt.

Material events and uncertainties. We anticipate that we will begin to be profitable upon completion of our acquisition of the food company. We are anticipating closing that transaction during the quarter ended June 30, 2007.. For this to happen, we must be successful in raising additional capital in order to fund the transaction.. Prior to this, we will continue to raise additional capital. Additionally, we must be able to continue to develop markets and gain consumer acceptance of our products.

While IFPG believes that these statements are accurate, IFPG's business is dependent upon general economic conditions and various conditions specific to the consumer food industry. Accordingly, future trends and results cannot be predicted with certainty.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2007, the Company issued a total of 52,070,000 restricted shares of common stock pursuant to the following transactions:

•	45,000,000 were issued to Ketan Mehta pursuant to his employment agreement;
•	1,070,000 were issued to one person in exchange for cash payment of $0.009 per share; and
•	6,000,000 were issued to a total of four persons in exchange for services rendered to the Company and booked at an average of $0.014 per share.

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

International Food Products Group, Inc.

Date: May 07, 2007	/s/ Richard Damion
Richard Damion
Chief Executive Officer

Date: May 07, 2007	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr
Chief Financial Officer