Form 10KSB
period 2007-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2007-09-28
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-33251
INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	33-0903004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

895 Dove Street Third Floor, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (949) 759-7775

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 600,000,000 common shares par value $0.001 per share

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

State issuer’s revenues for its most recent fiscal year. $483,897.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of September 17, 2007 is $2,470,000.

The number of shares of the issuer’s Common Stock outstanding as of September 17, 2007 is 424,768,501

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I
Item 1. Description of Business

The registrant (sometimes referred to the "Company" or "IFPG") has ceased selling its premium coffees from Columbia , organic fruits and vegetables from Asia and the U.S., breath strips from Japan, and upscale potato chips from a U.S. manufacturer. The Company is concentrating on its acquisition of a cheese manufacturer which is schedule to acquire on or about October 6, 2007. At that time the Company will be a distributor and manufacturer of cheeses.

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

Item 2. Description of Property

Third party contractors produce and ship the products of IFPG. Accordingly, the only facilities utilized by IFPG are 500 square feet of office space located 895 Dove Street, Newport Beach, California. IFPG occupies the space pursuant to a month to month lease. IFPG believes that if it should ever lose or not be able to renew the lease, it would not be difficult to obtain a comparable and satisfactory office location.

Item 3. Legal Proceedings

The Company has stipulated to a judgment against the Company in favor of Flair Packaging in the amount of $130,000. The Company and Flair Packaging are working out a payment schedule for the Company to pay the judgment.
Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fourth quarter of the fiscal year ended June 30, 2007.

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

Quarter	High	Low

Jul - Sep 2005	0.04	0.01
Oct - Dec 2005	0.04	0.01
Jan - Mar 2006	0.05	0.01
Apr - Jun 2006	0.06	0.01
Jul - Sep 2006	0.05	0.02
Oct - Dec 2006	0.03	0.01
Jan -Mar 2007	0.03	0.01
Apr - Jun 2007	0.02	0.01

.

At September 17, 2007 there were approximately 250 record holders of IFPG's Common Stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2007, the Company issued restricted shares of common stock to nineteen individuals for various types of consulting services, satisfaction of debt and cash consideration. The shares were recorded at their fair value as of the date of issuance which ranged from $0.033 to $0.05. The transactions were transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.
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

Plan of Operations

During the past year, we have ceased selling our products and concentrated on closing our acquisition of a cheese manufacturer scheduled for October 6, 2007. We believe, and stated in our 8K, that this acquisition will enable us to be a force within the cheese industry increasing our sales to at least 18 million per year.

Results of Operations for the fiscal years ended June 30, 2007 and 2006.

Net Sales . Net sales for the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, decreased approximately 43% from $853,294 to $483,897, as we concentrated on our pending acquisition.

Cost of Sales . The Cost of Sales for fiscal year ended June 30, 2007, was $329,629 or approximately 68% of net sales, as compared to $23,653, or approximately 3% of net sales for the fiscal year ended June 30, 2006.

Selling Expenses . Selling expenses for the fiscal year ended June 30, 2007, were $761,837 as compared to $778,104 as we continue to invest in marketing support while our acquisition is pending.

General and Administrative expenses . General and Administrative expenses for the fiscal year ended June 30, 2007, were $521,453 compared to $580,812 as these expenses were reduced by lack of activity during the period.

Interest Expense. Interest expense for the fiscal year ended June 30, 2007 was $55,637 compared to $223,651 in the fiscal year ended June 30, 2006. This decrease is a result of substantially less debt on our balance sheet.

Liquidity and Capital Resources . Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.

Our total assets were $596,846 at June 30, 2007, and consisted primarily of prepaid expenses related to stock issuances.

The Total Shareholders Equity increased from $(890,342), as of the fiscal year ended June 30, 2006, to $224,840 as of the fiscal year ended June 30, 2007.

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

Material events and uncertainties. We anticipate that we will begin to be profitable after our acquisition which should be during the second quarter of fiscal year 2007. For this to happen, we must close the approved financing and continue to deliver a very successful product..

While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the consumer cheese industry. Accordingly, future trends and results cannot be predicted with certainty.

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

Raw Materials and Other Supplies:

The sheese industry has ample manufacturing capacity and is expected to continue to do so in the future. The prices IFPG pays for its raw materials are subject to fluctuation and to currency exchange rate fluctuation. When prices increase, IFPG may or may not be able to pass on such increases to its customers. IFPG's results of operations could be adversely affected if its raw material suppliers are unwilling or unable to supply a timely and sufficient supply of product to IFPG and if IFPG is unable to pass on price increases to its customers.

Raw Cheese Costs:

The cost to purchase cheese in the futire is the single most important cost for IFP. Because it is a commodity, its price fluctuates daily. IFPG must find effective ways to keep this costs within its budgeted limits. If IFPG is not able to control these costs, its business and operating results could be adversely affected.

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

  General domestic economic and political conditions
 Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
 The availability and timing of receipt of necessary outside capital
  Other risk factors described from time to time in the Company 's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company 's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

   Item 7. Financial Statements

International Food Products Group, Inc.

Financial Statements

June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

International Food Products Group, Inc.

Index to the Financial Statements

June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF INTERNATIONAL FOOD PRODUCTS GROUP, INC.

We have audited the accompanying balance sheet of International Food Products Group as of June 30, 2007, and 2006 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. as at June 30, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has difficulties generating sufficient cash flow to meet its obligations and sustain its operations, and has a working capital deficit, that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC Saint Louis, Missouri
September 14, 2007

International Food Products Group, Inc.

Balance Sheet

June 30,

	2007	2006
Current Assets
Cash	$1,870	$2,318
Inventory	-	86,906
Prepaid expenses and deposits	594,976	1,549

Total Current Assets	596,846	90,773

Total assets	$596,846	90,773

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$304,358	$443,001
Accrued compensation costs	-	346,390
Other accrued expenses	16,648	101,596
Notes payable - related parties	51,000	3,128
Note payable - third party	-	87,000

Total current liabilities	372,006	981,115

Commitments and contingencies

Shareholders’ deficit:

Common stock: $.001 par value; 500,000,000 shares authorized;
414,363,501 & 270,828,501, issued	414,364	270,829
Additional paid-in capital	9,966,550	7,810,244
Accumulated deficit	(10,156,074)	(8,971,415)

Total shareholders’ equity (deficit)	224,840	(890,342)

Total liabilities and shareholders’ deficit	$596,846	$90,773

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Two Years in the Period Ended June 30, 2007

	For the years ended June 30,
	2007	2006
Gross sales	$483,897	$853,294
Less: returns, discounts and allowances	-	(14,634)
Net sales	483,897	838,660
Cost of goods sold	329,629	815,007
Gross profit	154,268	23,653
Selling expenses	761,837	778,104
General and administrative expenses	521,453	580,812
Total operating expenses	1,283,290	1,358,916
Loss from operations	(1,129,022)	(1,335,263)
Other income (expense)
Interest expense	(55,637)	(223,651)

Total other expense	(55,637)	(223,651)
Loss before provision for income taxes	(1,184,659)	(1,558,914))
Provision for income taxes	-	(1,175)
Net loss	$(1,184,659)	$(1,560,089)
Net loss per share, basic and diluted	$(0.00)	$(0.01)
Shares used in per-share calculation, basic and diluted	348,094,751	252,327,320

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Shareholders' Deficit

For Each of the Two Years in the Period Ended June 30, 2007

			Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance June 30, 2005	241,186,834	$241,187	$6,691,062	$(7,411,326)	$(479,077)
Shares issued for cash	7,760,000	7,760	168,740	-	176,500
Shares issued for services and fees	21,881,667	21,882	950,442	-	972,324
Net Loss				(1,560,089)	(1,560,089)

Balance, June 30, 2006	270,828,501	270,829	7,810,244	(8,971,415)	(890,342)
Shares issued for cash	3,959,000	3,959	46,106	-	50,065
Shares issued for services	139,576,000	139,576	2,110,200	-	2,249,776
Net Loss				(1,184,659)	(1,184,659)
Balance, June 30, 2007	414,363,501	$414,364	$9,966,550	$(10,156,074)	$224,840

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2007

	For the Years Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,184,659)	$(1,560,089)
Adjustments to reconcile net loss to net cash used by operating activities:

Interest accrued on notes payable - related parties paid with shares	-	725

Shares issued for services and loan fees	2,249,776	923,393
Decrease (increase) in assets:

Inventory	86,906	(86,906)
Prepaid expenses	(593,427)	6,255)
Other assets	-	180
Increase (decrease) in liabilities:
Accounts payable	(138,643)	158,197

Accrued compensation costs	(346,390)	287,877
Accrued expenses	(84,948)	42,653
Net cash provided by (used in) operating activities	(11,385)	(227,815)
Cash flows provided by (used in) investing activities:
Change in restricted cash	-	200,120
Net cash provided by (used in) investing activities	-	200,120

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2007

	For the Years Ended June 30,
	2007		2006
Cash flows provided by (used in) financing activities:
	$		$
Payment on notes payable		(39,128)		(753,872)
Proceeds from notes payable		-		807,424

Sales of shares of common stock		50,065		176,500
Net cash provided by (used in) financing activities		10,937		230,052
Net increase (decrease) in cash		(448)		2,237
Cash at beginning of year		2,318		81
Cash at end of year		$1,870		$2,318

Supplemental Disclosures of Cash Flow Information
		For the Years Ended June 30,
		2007		2006
Interest paid - third parties	$			22,000
Income taxes paid		$-		$1,175

Supplemental Schedule of Non-cash Investing and Financing Activities
		For the Years Ended June 30,
		2006		2005
Issuance of shares in satisfaction of notes payable including accrued interest:
	$		$
Notes payable - third parties	$			$49,031

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

1.  Summary of Significant Accounting Policies

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash

     The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of June 30, 2007, the Company did not have a trade accounts receivable nor did it establish an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. Market is determined based on net realizable value. The Company's management monitors its inventories for excess, obsolete, slow moving, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. Inventory at June 30, 2007 was zero.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

1.  Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At June 30, 2007, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

1.  Summary of Significant Accounting Policies, Continued

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment . This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation , supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . SFAS No. 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS No. 123R encompasses a wide range of share-based compensation arrangement, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. The Company has elected to adopt SFAS No. 123R retrospectively as of June 30, 2005. The adoption of SFAS No. 123R had no significant effect on net income, loss per share, or share-based compensation cost for either of the two years in the period ended June 30, 2007.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during 2006 and 2005.
 .

     Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire products sold to others.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

1.  Summary of Significant Accounting Policies, Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumption that has been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset and the valuation of share-based compensation. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statement

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements . This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

1.  Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

2.  Equipment

Equipment consisted of the following as of June 30, 2007:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the year ended June 30, 2007 was $0. Equipment was fully depreciated at June 30, 2006.

3.  Accounts Payable

Included in Accounts Payable is a payable to a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 and obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the amount of $137,767.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

4.  Notes Payable
 :

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand	$51,000

5.  Deferred Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2007	2006
Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$-	$1,175

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

5.  Deferred Income Taxes, Continued

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2007 and 2006 are as follows:

	For the Years Ended June 30,
	2006	2005
Deferred income tax assets:
Net operating loss carryforward	$3,301,684	$2,063,191
Allowance and reserves	-	-
Other	-	-
Total deferred income tax asset	3,301,684	2,063,191
Valuation allowance	(3,301,684)	(2,063,191)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2006	2005
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other	-	(2.0)
Stock-based compensation	29.9	24.9
Change in valuation allowance	4.0	12.2
Effective income tax rate	.1%	1.1%

The Company also has federal and state net operating loss carryforwards of $6,051,905 . The federal net operating loss carryforwards will begin to expire in the years 2018.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

6.  Commitments

The Company rents its corporate office on a month to month basis. .

7.  Going Concern -

The Company has incurred net losses for the year of $1,184,659. The company has a negative current ratio and is in default of an obligation. Managements plans include an acquisition of a food company which it believes will lead to profits, significant revenue and significant funding.
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

8.  Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2007. The Company does not have a formal plan for granting options.

The following table summarizes information about stock options granted and outstanding at June 30, 2007. There were no changes during the years then ended June 30, 2007 and 2006. All options granted are fully vested at June 30, 2007 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2006 and
For Each of the Two Years in the Period Ended June 30, 2006

8.  Share-Based Compensation, Continued

		Weighted
		Average
	Shares	Exercise Price
Balance, June 30, 2005	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2006	16,650,000	0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2007	16,650,000	$0.133
Exercisable at June 30, 2006	16,650,000	$0.133
Exercisable at June 30, 2007	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2007:

Stock Options Outstanding
		Weighted
Average		Average
Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.083	11,250,000	3.5	$0.083
$0.250	5,400,000	6.2	$0.250
	16,650,000	4.4	$0.133

The Company issues shares of its common stock to non employees in payment for services provided, and issued shares to employees in satisfaction of accrued compensation. The Company records the fair value of the shares issued to measure the cost of the transactions with both non employees and employees. The Company does not have a formal share based compensation plan.

The fair value of unrestricted shares is determined by the quoted market price at the measurement date of each issuance. The fair value of restricted shares is estimated at the measurement date of each issuance using the Black-Scholes Option Model that uses the assumptions noted in the following table. Expected volatilities are based on historical

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

8.  Share-Based Compensation, Continued

volatility of the Company’s common stock. The risk free rate is based on the U.S. Treasury yield curve in effect at the measurement date.

	For the Years Ended June 30,
	2007	2006
Volatility	175% to 736%	175% to 736%
Expected dividends	-	-
Risk-free rate	2.18% to 3.66%	2.18% to 3.66%
Expected life of the options	1.0 to 2.0 years	1.0 to 2.0 years
A summary of share activity follows.
	For the Years Ended June 30,
	2007	2006
Shares issued to non employees for services:
Number of shares issued	61,350,000	52,018,996
Estimated fair value	$613,500	$626,313
Shares issued to employees in satisfaction of accrued payroll:
Number of shares issued	25,000,000	31,762,839
Estimated fair value	$250,000	$345,879

9.  Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares..

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended June 30,
	2007	2006
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,184,659)	$(1,541,212)
Denominator:
Weighted average shares - basic and diluted	348,094,751	252,327,320
Loss per common share, basic and diluted	$(0.00)	$(0.01)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2007 and
For Each of the Two Years in the Period Ended June 30, 2007

9.  Loss Per Share, Continued

Common shares reserved for future issuance are as follows:

	For the Years Ended June 30,
	2007	2006
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000
10.	Related Party Transactions and Prepaid Expenses

Prepaid expenses represent shares of restricted stock issued to the Company’s President, pursuant to an employment agreement and expensed over the life of the agreement which is two years. At June 30, 2007 the agreement which has two components will expire in December 31, 2007 and December 31, 2008.

The Company is also obligated to a related party pursuant to a note agreement for $51,000 as enumerated in note 4 to these financial statements.

11.  Stock Transactions

During the year ended June 30, 2007 the Company issued 143,535,000 shares of its common stock, 139,576,000 to consultants for services and for loan fees, and 3,959,000 for cash. The shares were valued at their value at the date of issuance.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 12, 2007, we changed accounting firms from Kelly and Company, and on February 12, 2007, engaged Gruber and Company LLC. The change was approved by our board of directors. We have had no disagreements with our accountants on accounting or financial and did not consult our new accountants on any matter prior to their retention.
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
Name	Age Position (1)
Ketan Mehta	45
President

Richard Damion	62
Chairman, CEO, Secretary, Treasurer and Director since 1996

Joseph R. Rodriguez, Jr.	57
CFO and Director since 1996

Robert George	71
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

Ketan Mehta has for the past five years and prior to joining the Company as its president during the fiscal year ended June 30, 2007, been self employed as a business consultant and as a business broker. In this capacity he has advised businesses regarding potential business acquisitions, business sales, mergers, and various forms of business capitalizations and workout situations. -
Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CEO	0	0	0
Joseph R. Rodriguez, Jr.	0	0	0
Robert George	0	0	0
Ketan Mehta	0	0	0

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.
Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation

Richard Damion	CEO, Secretary Director	2005 2006 2007	0 0 0	0 0 0	0 0 0	16,766,667 0 0	0 0 0	0 0 0	0 0 0
Joseph R. Rodriguez, Jr.	CFO Director	2005 2006 2007	0 0 0	0 0 0	0 0 0	7,440,000 0 0	0 0 0	0 0 0	0 0 0
Ketan Mehta	President	2007	0	0	0	80,000,000	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of September 20, 2007 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.

	Common	Percent of
Name and Address	Shares	Class (1)

Richard Damion (2)	57,643,457	14%
895 Dove Street, 3rd Floor
Newport Beach, CA 92660

Joseph R. Rodriguez, Jr. (3)	38,814,574	9%
895 Dove Street, 3rd Floor
Newport Beach, CA 92660

Robert George	6,784,998	2%
895 Dove Street, 3rd Floor
Newport Beach, CA 92660

Ketan Mehta	82,540,000	19%
895 Dove Street, 3rd Floor
Newport Beach, CA 92660

All executive officers and directors	171,283,029	40%
as a group (four)

(1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 57,643,457 common shares held by Mr. Damion, 51,643,457 shares are owned outright. The remaining 6,000,000 shares are shares which can be acquired by Mr. Damion through the exercise of options.

(3) Of the 38,814,574 common shares held by Mr. Rodriguez, 32,814,574 shares are owned outright. The remaining 6,000,000 shares are shares which can be acquired by Mr. Rodriguez through the exercise of options.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2007 was approximately $10,000. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2006 was approximately $25,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2007 and 2006.

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

By: /s/ Richard Damion
-----------------------------------------------------
Richard Damion, Chief Executive Officer
Date: September 28, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Date: September 28, 2007

By: /s/ Joseph R. Rodriguez, Jr.
------------------------------------------
Joseph R. Rodriguez, Jr. Director and
Principal Financial Officer
Principal Accounting Officer
Date: September 28, 2007