Form 10QSB
period 2007-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2007-11-14
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of September 30, 2007 there were 435,968,501 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements

As of September 30, 2007 and
For Each of the Three-Month Periods Ended September 30, 2007 and 2006

International Food Products Group, Inc.

Index to the Financial Statements

As of September 30, 2007 and
For Each of the Three-Month Periods Ended September 30, 2007 and 2006

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, September 30, 2007	4
Statements of Operations For Each of the Three-Month Periods Ended September 30, 2007 and 2006	5
Statements of Cash Flows For the Three-Month Periods Ended September 30, 2007 and 2006	6
Notes to the Financial Statements	7

International Food Products Group, Inc.

Balance Sheet

	Sep. 30, 2007	Jun 30, 2007
Current Assets
Cash	$1,743	$1,870
Prepaid expenses and deposits	500,500	594,976

Total Current Assets	502,243	596,846

Total assets	$502,243	596,846

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$310,773	$304,358
Other accrued expenses	19,453	16,648
Notes payable - related parties	59,500	51,000

Total current liabilities	389,726	372,006

Commitments and contingencies

Shareholders’ deficit:

Common stock: $.001 par value; 500,000,000 shares authorized;
435,968,501 & 414,363,501, issued	435,969	414,364
Additional paid-in capital	10,185,045	9,966,550
Accumulated deficit	(10,508,497)	(10,156,074)

Total shareholders’ equity (deficit)	112,517	(224,840)

Total liabilities and shareholders’ deficit	$502,243	$596,846

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month Periods Ended September 30, 2007 and 2006

	For the Three-Month Period
	Periods Ended September 30,
	2007	2006
Sales	$-	354,122
Cost of sales	-	(337,586)
Gross profit	-	16,536
Selling expenses		$629,008
General and administrative expenses	349,618	168,512
Loss from operations	(349,618)	(780,984)
Interest expense:
Interest expense	2,525	28,908
Interest expense - related parties	280	250
Total interest expense, net	2,805	29,158
Net loss	$(352,423)	$(810,142)
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares used in per-share calculation, basic and diluted	425,166,001	282,307,668

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Three-Month Periods Ended September 30, 2007 and 2006

	For the Three-Month Period
	Periods Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(352,423)	$(810,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for services	181,100	679,780
Decrease (increase) in assets:
Trade accounts receivable		(169,265)
Inventory		31,584
Prepaid expenses	94,476	763
Increase (decrease) in liabilities:
Accounts payable	6,415	13,478
Accrued compensation costs	-	60,000
Accrued expenses	2,805	70,878
Net cash used in operating activities	(67,627)	(122,924)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of note payables	8,500	298,000
Repayment of note payable to third parties		(181,000)
Sale of common stock	59,000	5,065
Net cash provided by financing activities	67,500	122,065
Net increase (decrease) in cash	(127)	(859)
Cash at beginning of period	1,870	2,318
Cash at end of period	$1,743	$1,459
Supplemental Disclosure of Cash Flow Information
Interest paid	-	-
Taxes paid	-	-
Supplemental Schedule of Non-cash Investing and Financing Activities
Issuance of shares for payment of notes (including accrued interest):
Third party	-	$-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the Three-Month Periods Ended September 30, 2007 and 2006

1.  Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2006, the results of its operations and cash flows for the three-month periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2007 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

1.  Summary of Significant Accounting Policies

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash

     The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of September 30, 2007, the Company did not have a trade accounts receivable nor did it establish an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. Market is determined based on net realizable value. The Company's management monitors its inventories for excess, obsolete, slow moving, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required. Inventory at September 30, 2007 was zero.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the three month periods ended September 30, 2007 and 2006

1.  Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At September 30, 2007, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the Three month periods Ended September 30, 2007 and 2006

1.  Summary of Significant Accounting Policies, Continued

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment . This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation , supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . SFAS No. 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS No. 123R encompasses a wide range of share-based compensation arrangement, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. The Company has elected to adopt SFAS No. 123R retrospectively as of June 30, 2005. The adoption of SFAS No. 123R had no significant effect on net income, loss per share, or share-based compensation cost for either of the periods ended September 30, 2007.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs .
 .

     Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire products sold to others.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the Three month periods Ended September 30, 2007 and 2006

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the three month Period Ended September 30, 2007 and 2006

1.  Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

2.  Equipment

Equipment consisted of the following as of September 30, 2007:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

. Equipment was fully depreciated at September 30, 2007.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For the three months ended September 30, 2007 and 2006

4.  Notes Payable
 :

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand	$59,500

 5.  Deferred Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2007	2006
Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$-	$1,175

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the Three months Ended September 30, 2007 and 2006

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

The Company also has federal and state net operating loss carryforwards of $6,051,905 . The federal net operating loss carryforwards will begin to expire in the years 2018 ..

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For the three months ended September 30, 2007 and 2006

6.  Commitments

The Company rents its corporate office on a month to month basis. .

7.  Going Concern -

The Company has incurred net losses for the period of $352,423, has accumulated losses of $10,508,497 and has no source of income. The company has a negative current ratio and is in default of an obligation. Managements plans which included an acquisition of a food company which it believed would lead to profits, significant revenue and significant funding has not materialized as planned in October 2007, but instead has been cancelled. The Company is seeking to close this transaction but is faced with renegotiating the deal for the acquisition and attempting to secure a contract with a funding source.
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

8.  Share-Based Compensation

For the quarter ended September 30, 2007 the company issued 7,405,000 shares of stock for cash of $59,000and 14,200,000 shares of stock for services of $181,100.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2007 and
For Each of the three months ended September 30, 2007 and 2006

9.	Related Party Transactions and Prepaid Expenses

Prepaid expenses represent shares of restricted stock issued to the Company’s President, pursuant to an employment agreement and expensed over the life of the agreement which is two years. At June 30, 2007 the agreement which has two components will expire in December 31, 2007 and December 31, 2008.

The Company is also obligated to a related party pursuant to a note agreement for $59,500 as enumerated in note 4 to these financial statements.

Item 2. Managements's Discussion and Analysis

Results of Operations for the three month periods ended September 30, 2007 and 2006.

Net Sales . Net sales for the three month ended September 30, 2007 were $0 as compared to $354,122, in the prior period. We had no sales in the current period as we were concentrating on the proposed acquisition which has not occurred as planned.

Cost of Sales . The Cost of Sales for the three month period ended September 30, 2007 was $0. .

Selling Expenses . Selling expenses for the three month period ended September 30, 2007, was $0 compared to $629,008 or in the prior period.

General and Administrative expenses . General and Administrative expenses for the three month period ended September 30, 2007, were $349,618 compared to $168,512 in the same period in 2006.The increase was largely due to stock for services expense.

Interest Expense. Interest expense was $2,805 compared to $29,158 as our borrowings have decreased.

Liquidity and Capital Resources . Since its inception, we have financed our cash requirements from the sale of equity securities, vendor lines of credit and short-term debt.

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

Material events and uncertainties. WE DID NOT COMPLETE OUR PROPOSED ACQUISTION IN OCTOBER 2007 AND THE COMPLETION OF THAT TRANSACTION IS SEVERLY IN DOUBT. We continue to attempt to complete the deal but at present we have no source of revenue or funding source with the exception of officer loans and common stock sales.

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

International Food Products Group, Inc.

Date: November 14, 2007	/s/ Richard Damion
Richard Damion
Principal Executive Officer

Date: November 14, 2007	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr Principal Financial Officer