Form 10QSB
period 2007-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2008-02-14
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

Commission File Number: 000-33251

INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0903004
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

31441 Paseo Campeon, San Juan Capistrano,California 92675
 (Address of principal executive offices)

(949) 759-7775
Issuer's telephone number, including area code

895 Dove Street, third floor, Newport Beach, California 92675
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of December 31, 2007 was: 449,968,501

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

.
International Food Products Group, Inc.
Financial Statements
As of December 31, 2007

International Food Products Group, Inc.
Index to the Financial Statements
As of December 31, 2007

International Food Products Group, Inc.
Balance Sheet

	Dec. 31, 2007	Jun 30, 2007
Current Assets
Cash	$707	$1,870
Prepaid expenses and deposits	110,333	594,976

Total assets	$111,040	596,846

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$441,763	$304,358
Other accrued expenses	20,820	16,648
Notes payable – related parties	59,500	51,000

Total current liabilities	522,083	372,006

Commitments and contingencies

Shareholders’ deficit:

Common stock: $.001 par value; 600,000,000 shares authorized;
449,968,501 & 414,363,501, issued	449,968	414,364
Additional paid-in capital	10,276,545	9,966,550
Accumulated deficit	(11,137,556)	(10,156,074)

Total shareholders’ equity (deficit)	411,043	(224,840)

Total liabilities and shareholders’ deficit	$111,040	$596,846

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.
Statements of Operations
For Each of the Three-Month and Six-Month Periods Ended
December 31, 2007 and 2006

		For the Three-Month			For the Six-Month
		Periods Ended December 31,			Periods Ended December31,
		2007	2006		2007	2006
Gross sales	$		$48,434		$-	402,556
Less: returns, discounts and allowances
Net sales			48,434		-	402,556
Cost of good sold			45,877		-	383,463
Gross profit (loss)			2,557		-	19,093
Selling expenses		30,350	39,743		30,350	668,751
General and administrative expenses		626,511	52,678		976,129	221,190
Loss from operations		(656,861)	(89,864)		(1,006,479)	(870,848)
Interest expense/Other Income
(Interest) Expense		(1,367)	(6,673	) )	(4,172)	(35,831)
Other Income		29,168	324,860		29,168	324,860
Total( interest) expense, other income		27,801	318,187		24,996	289,029)
Net (loss) Profit		$(629,060)	$228,323)		$(981,483)	$(581,819)
Net profit( loss) per share, basic and diluted		$(0.001)	$(0.001)		$(0.002)	$(0.002)
Shares used in per-share calculation, basic and diluted		442,986,501	303,711,001		432,166,001	291,313,502

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.
Statements of Cash Flows
For Each of the Six-Month Periods Ended December 31, 2007 and 2006

	For the Six-Month
	Periods Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(981,483)	$(581,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of Debt	(29,168)	(324,860)

Shares issued for services and loan fees	532,500	924,180
Decrease (increase) in assets:
Prepaid expenses	238,743	(1,713)
Accounts receivable - trade
Inventories		86,906
Increase in liabilities:
Accounts payable	166,573	1,370
Accrued expenses	4,172	(69,949)
Net cash provided by (used in) operating activities	(68,663)	34,115
Cash flows from investing activities:
Change in restricted cash	-
Net cash used in investing activities	-
Cash flows from financing activities:
Proceeds from issuance of note payable to officers
Proceeds from issuance of a note payable - related party	8,500	-
Proceeds from issuance of a note payable - third party	-	348,000
Payment on a note payable - third party	-	(385,008)
Sale of Common Stock	59,000	5,065
Net cash provided by financing activities	67,500	(31,943)
The accompanying notes are an integral part of the financial statements

International Food Products Group, Inc.
Statements of Cash Flows
For Each of the Six-Month Periods Ended December 31, 2007 and 2006

Net increase (decrease) in cash and cash equivalents		$(1,163)	$2,172
Cash and cash equivalents at beginning of year		1,870	2,318
Cash and cash equivalents at end of period		$707	$4,490

Supplemental Disclosures of Cash Flow Information
	For the Six-Month Periods Ended December 31,

		2007	2006
Interest paid - third parties	$		$-
Income taxes paid		-	$-

Issuance of shares in payment of debt:
Note payable - related party	$		-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements
As of December 31, 2007
1.  Basis of Presentation
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2007, the results of its operations for the three-month and six-month periods ended December 31, 2007 and 2006 and cash flows for the six-month periods ended December 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2007 included in the Company's Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
As of December 31, 2007
1.  Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments, Continued
of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.
At December 31, 2007, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.
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
As of December 31, 2007
1.  Summary of Significant Accounting Policies, Continued

Share-Based Payment
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment . This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation , supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows . SFAS No. 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS No. 123R encompasses a wide range of share-based compensation arrangement, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. The Company has elected to adopt SFAS No. 123R retrospectively as of June 30, 2005. The adoption of SFAS No. 123R had no significant effect on net income, loss per share, or share-based compensation cost for either of the two periods presented.
Advertising Costs
Advertising costs are expensed as incurred. There were no advertising costs during 2007 and 2006.
 .
     Interest Expense
Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to pay for expenses.

International Food Products Group, Inc.
Notes to the Financial Statements
As of December 31, 2007

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
As of December 31, 2007
1.  Summary of Significant Accounting Policies, Continued
New Accounting Pronouncements, Continued
allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.
2.  Equipment
Equipment consisted of the following as of December 31, 2007:
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

International Food Products Group, Inc.
Notes to the Financial Statements
As of December 31, 2007
4.  Notes Payable
 :
Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand	$58,500

5.  Deferred Income Taxes
The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2007	2006
Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$-	$1,175

International Food Products Group, Inc.
Notes to the Financial Statements
December 31, 2007

5.  Deferred Income Taxes, Continued
Significant components of the Company's deferred income tax assets and liabilities at June 30, 2007 and 2006 are as follows:
	For the Years Ended June 30,
	2007	2006
Deferred income tax assets:
Net operating loss carryforward	$3,301,684	$2,063,191
Allowance and reserves	-	-
Other	-	-
Total deferred income tax asset	3,301,684	2,063,191
Valuation allowance	(3,301,684)	(2,063,191)
Net deferred income tax asset	-	-
The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.
Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:
	For the Years Ended June 30,
	2007	2006
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other	-	(2.0)
Stock-based compensation	29.9	24.9
Change in valuation allowance	4.0	12.2
Effective income tax rate	.1%	1.1%

The Company also has federal and state net operating loss carryforwards of $6,051,905 . The federal  net operating loss carryforwards will begin to expire in the years 2018 ..

International Food Products Group, Inc.
Notes to the Financial Statements
December 31, 2007

6.  Commitments
The Company rents its corporate office on a month to month basis. .
7.  Going Concern -
The Company has incurred net losses for the period of $981,483. The company has a negative current ratio and is in default of an obligation. Managements plans include an acquisition of a food company which it believes will lead to profits, significant revenue and significant funding.
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
The computations of basic and diluted loss per common share are as follows:
	For the Period 12/31,
	2007	2006
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(981,483)	$(581,819)
Denominator:
Weighted average shares - basic and diluted	432,166,001	291,313,502
Loss per common share, basic and diluted	$(0.01)	$(0.01)
The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two periods presented.

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
10.	Related Party Transactions and Prepaid Expenses

At December 31, 2007 prepaid expenses represent shares of restricted stock issued consultants, pursuant to an t agreement and expensed over the life of the agreement which is one year. .

The Company is also obligated to a related party pursuant to a note agreement for $58,500 as enumerated in note 4 to these financial statements.
11.  Stock Transactions
During the six months ended December 31, 2007 the Company issued 35,605,000 shares of its common stock, 7,405,000 for cash of $59,000 and 28,200,000 shares to consultants for service  of $286,600.  The shares were valued at their value at the date of issuance.
            The Company also recognized an expense of stock for services totaling $245,900 for expired consulting agreements.

International Food Products Group, Inc.
Notes to the Financial Statements
December 31, 2007
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

Results of Operations for the three-month periods ended December 31, 2007 and 2006.

Net Sales. During the three month period in 2007 sales were $0 compared to$ 48,434 . In 2007 we are seeking to acquire a
Company in the food distribution sector.  .

Selling Expenses. Selling expenses for the three-month period ending December 31, 2007 were $30,350, as compared to $39,743 in the same period in 2006. Sales expenses in 2007 consists of costs associated with new product investigation.

General and Administrative Expenses. General and Administrative expenses for the three-month period ending December 31, 2007 were $626,511, as compared to $52,678 for the three-month period in 2006.. This increase is a direct result of a increase in stock for services and accrued compensation.

Results of Operations for the six-month periods ended December 31, 2007 and 2006

Net Sales were $0 compared to $402,556 in 2006. The reduction in sales is a direct result of our decision to pursue other avenues of growth..

Selling Expenses. Selling expenses in the six month period in 2007 were $30,350 compared to $668,751, the decrease a direct result of the new direction we are seeking...

General and Administrative Expenses. General and administrative expenses were $976,129 compared to $221,190 the increase a result of accrued salary and stock for services.

Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt

Material events and uncertainties. We anticipate acquiring a company in the food service during the next six months. The company is now being headed by its chairman Richard Damion. . For this to happen, we must be successful in raising additional capital. .

While IFPG believes that these statements are accurate, IFPG's business is dependent upon general economic conditions and various conditions specific to the food product industry. Accordingly, future trends and results cannot be predicted with certainty.

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

    n/a

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

International Food Products Group, Inc.

Date: February 14, 2008	/s/ Richard Damion
Richard Damion
Chief Executive Officer

Date: February 14, 2008	/s/ Joseph R. Rodriguez, Jr.
.	Joseph R. Rodriguez, Jr
Chief Financial Officer