Form 10-Q
period 2008-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2008-05-15
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

X	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended:March 31, 2008
or

TRANSITIONREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from: _____________ to _____________

———————
INTERNATIONAL FOOD PRODUCTS GROUP, INC.
 (Exact name of registrant as specified in its charter)
———————

NEVADA	000-33251	33-0903004
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

620 Newport Center Drive, Suite 1100, Newport Beach, CA  92660
(Address of Principal Executive Office) (Zip Code)

(949) 759-7775
(Registrant’s telephone number, including area code)

31441 Paseo Campeon, San Juan Capistrano, CA  92675
 (Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

requiredto file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicateby check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicateby check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares of the issuer’s Common Stock outstanding as of March 31, 2008is 485,468,501.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

International Food Products Group, Inc.
Financial Statements
(Unaudited)
As of March 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2008 and 2007

International Food Products Group, Inc.
Index to the Financial Statements
(Unaudited)
As of March 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2008 and 2007

International Food Products Group, Inc.
Balance Sheet
(Unaudited)
As of March 31, 2008

Assets

Current assets:
Cash	$1,568

Prepaid expenses	75,584
Total assets	$77,152
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable – trade	$207,178
Accrued payroll	56,530

Other accrued expenses	130,267

Notes Payable	60,859
Total liabilities	454,834
Commitments and contingencies Stockholders’ Deficit
Common Stock, $.001 par value, 600,000,000 shares authorized 485,468,501	485,469
Preferred Stock, 16,000,000 shares authorized and issued @.001	16,000
Additional paid-in capital	10,482,545
Accumulated deficit	(11,361,696)
Total Stockholders’ Equity	(377,682)
Total liabilities and shareholders' deficit	$77,152
The accompanying notes are an integral part of the financial statements.

 International Food Products Group, Inc.
Statements of Operations
(Unaudited)
For Each of the Three-Month and Nine-Month Periods Ended
March 31, 2008 and 2007

	For the Three-Month Period		For the Nine-Month Period
	Periods Ended March 31,		Periods Ended March 31,
	2008	2007	2008	2007
Gross sales	$-	$-	$-	$402,556
Less: returns, discounts and allowances	-	-		-
Net sales	-	-	-	402,556
Cost of good sold	-	-	-	383,463
Gross profit	-	-	-	19,093
Selling expenses	94,800	69,356	125,150	738,107
General and administrative expenses	127,985	251,971	1,104,114	473,161
Loss from operations	(222,785)	(321,327)	(1,229,264)	(1,192,175)
Other Income (Expense):
Interest Expense	(1,355)	(21,098)	(5,527)	(56,929)
Other Income	-	81,341	29,168	406,201
Total other income (expense)	(1,355)	60,243	23,641	349,272
Loss before provision for income taxes	(224,140)	(261,084)	(1,205,623)	(842,903)
Provision for income taxes		-
Net loss	$(224,140)	$(261,084)	$(1,205,623)	$(842,903)
Net loss per share, basic and diluted	$(0.000)	$(0.001)	$(0.003)	$(0.003)
Shares used in per-share calculation, basic and diluted	473,375,095	347,440,278	446,416,805	310,022,427
The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.
Statements of Cash Flows
(Unaudited)
For Each of the Nine-Month Periods Ended March 31, 2008 and 2007

	For the Nine-Month
	Periods Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,205,622)	$(842,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issued for services	1,065,017	1,192,144

Decrease (increase) in assets:
Prepaid expenses	(136,525)	(928)

Inventories	-	86,906

Increase (decrease) in liabilities:
Accounts payable	(97,180)	(82,150)
Accrued expenses	113,619	(69,852)
Accrued payroll costs	56,530	(264,860)
Net cash provided by (used in) operating activities	(204,161)	18,357
Cash flows from investing activities:
Change in restricted cash	-	-
Net cash provided by financing activities	-	-
Cash flows from financing activities:
Proceeds from issuance of note payable	9,859	359,000
Stock issued for debt	130,000	-
		-
Payment on a note payable from a related party	-	(385,408)
Sale of common shares	64,000	10,065
Net cash provided by financing activities	203,859	(16,343)
Net increase in cash	(302)	2,014
Cash at beginning of period	1,870	2,318
Cash at end of period	$1,568	$4,332
The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.
Statements of Cash Flows
(Unaudited)
For Each of the Nine-Month Periods Ended March 31, 2008 and 2007

Supplemental Disclosures of Cash Flow Information
	For the Nine-Month
	Periods Ended March 31,
	2008		2007
Interest paid - third parties		$-	-
Income taxes paid		$-	$375

Supplemental Schedule of Non-cash Investing and Financing Activities

Issuance of shares for payment of Debt:
Third party	$		$49,031
Related party		-	$-
Issuance of shares for payment of accrued payroll liability		$130,000	$-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.
Notes to the Financial Statements
(Unaudited)
As of March 31, 2008 and
For Each of the Three-Month and Nine-Month Periods Ended March 31, 2008 and 2007

1.  Basis of Presentation
In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2008, the results of its operations for the three-month and nine-month periods ended March 31, 2008 and 2007 and cash flows for the nine-month periods ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2007 included in the Company's Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
As of March 31, 2008

1.  Summary of Significant Accounting Policies, Continued
Fair Value of Financial Instruments, Continued
of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.
At March 31, 2008, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.
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
As of March 31, 2008

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
Advertising Costs
Advertising costs are expensed as incurred. There were no advertising costs during 2008 and 2007.
 .
Interest Expense
Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to pay for expenses.

International Food Products Group, Inc.
Notes to the Financial Statements
As of March 31, 2008
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
As of March 31, 2008
1.  Summary of Significant Accounting Policies, Continued
New Accounting Pronouncements, Continued
allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.
2.  Equipment
Equipment consisted of the following as of March 31, 2008:
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

International Food Products Group, Inc.
Notes to the Financial Statements
As of March 31, 2008
4.  Notes Payable
 :
Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand	$2,359
Note payable to an unrelated third party with interest at 10% due on demand	58,500
60,859

 5.  Deferred Income Taxes
The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2007	2006
Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$-	$1,175

International Food Products Group, Inc.
Notes to the Financial Statements
March 31, 2008
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
March 31, 2008
6.  Commitments
The Company rents its corporate office on a month to month basis.
7.  Going Concern -
The Company has incurred net losses for the period of $1,205,623. The company has a negative current ratio and is in default of an obligation. Managements plans include an acquisition of a food company which it believes will lead to profits, significant revenue and significant funding.  No assurances can be given that the Company will be able to raise the capital required to implement its business plan. In addition even if the Company is able to achieve distribution of its products, there is no assurance that there will be sufficient sell-through of those products to warrant reorders, that reliable sources of products will be retained or that the company will be able to sustain levels of sales at prices that generate sufficient gross profit to cover expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.
8.  Loss Per Share
Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares..
The computations of basic and diluted loss per common share are as follows:
	For the Period 3/31/,
	2008	2007
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,205,623)	$(842,903)
Denominator:
Weighted average shares - basic and diluted	446,416,805	310,022,427
Loss per common share, basic and diluted	$(0.03)	$(0.03)
The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share,  because to do so would have been antidilutive for the two periods presented.

International Food Products Group, Inc.
Notes to the Financial Statements
March 31, 2008
9.  Loss Per Share, Continued
Common shares reserved for future issuance are as follows:
	For the Years Ended June 30,
	2007	2006
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000

10.	Related Party Transactions and Prepaid Expenses

At March 31, 2008 prepaid expenses represent shares of restricted stock issued consultants, pursuant to an t agreement and expensed over the life of the agreement which is one year. .

The Company is also obligated to a related party pursuant to a note agreement for $2,359 as enumerated in note 4 to these financial statements.

In the third quarter of 2008 the Company issued 16,000,000 shares of preferred stock to its officer in satisfaction of it salary debt of $80,000.
11.  Stock Transactions

During the nine months ended March 31, 2008 the Company issued 71,105,000 shares of its common stock, 8,405,000 for cash of $64,000 and 52,700,000 shares to consultants for service  of $409,100 and 10,000,000 shares for salary owed of $50,000..  The shares were valued at their value at the date of issuance.  The Company also recognized an expense of stock for services totaling $655,917 for expired consulting agreements.  The company issued 16,000,000 preferred stock, convertible into common stock at a 1 to 1 ratio, in settlement of accrued salary of $80,000 to one of its officers.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the information set forth in the un-audited financial statements for the three and nine month periods ended March 31, 2008, and March 31, 2007.

Plan of Operations

At present IFPG is devoting itself to the successful completion of an acquisition.

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

Results of Operations for the three month periods ended March 31, 2008 and 2007

Net Sales. We had no sales during the three month period in 2008 and 2007.  In 2008, we have concentrated on our new potential acquisitions and did not engage in any sales levels.

Cost of Sales. As we had no sales in the current three month period, we had no cost of sales during the three month period.

Selling Expenses. Selling expenses for the three-month period ended March 31, 2008 were $94,800, as compared to $69,356 in the same period in 2007. Selling expenses, which is marketing and investor relations related to being a public company, increased in 2008 as we continue to devote ourselves to our new potential acquisition. Selling expenses that were incurred were those for maintaining relationships with companies which we feel will be integrated into our newly formed merged enterprise.

General and Administrative Expenses. General and Administrative expenses for the three-month period ending March 31, 2008 were $127,985, as compared to $251,971 for the three-month period ending March 31, 2007. This reduction is a direct result of a decrease in professional fees.

Results of Operations for the nine month periods ended March 31, 2008 and 2007

Net Sales. We had no sales in the nine month period in 2008.  Sales in 2007 were $402,556 .

Selling Expenses. Selling expenses in the nine month period in 2008 were $125,150, a decrease of $612,957 from the same period in 2007. Our selling efforts during the current fiscal year were focused on establishing new relationships.

General and Administrative Expenses. General and administrative expenses increased to 1,104,114 from $473,161 or an increase of $630,953 from the same period in 2007 as a result as higher consulting fees.

 Liquidity and Capital Resources. Since its inception, IFPG has financed its cash requirements from operations, the sale of equity securities, vendor lines of credit and long-term and short-term debt.

Material events and uncertainties. We anticipate that we will begin to be profitable upon completion of our acquisitions. . We are anticipating closing the transaction during the quarter ended June 30, 2008.. For this to happen, we must be successful in raising additional capital in order to fund the transaction.. Prior to this, we will continue to raise additional capital. Additionally, we must be able to continue to develop markets and gain consumer acceptance of our products.

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

.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See discussion in Part I Item 2 above under the heading “Commodity Prices and Competition”.

Item 4.	Controls and Procedures.

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

PART II– OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period covered by this report, there were no material changes in the legal proceedings described in the prior periodic reports filed by the Company

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, the Company issued a total of 35,500,000  shares of common stock pursuant to the following transactions:

•	1,000,000 shares were issued to one individual of a cash payment of $5,000.
•	10,000,000 shares were issued for accrued salary of $50,000and 16,000,000 shares were issued to an officer for payment of accrued salary of $80,000.
•	24,500,000 shares were issued in exchange for services rendered to the Company and booked at an average of $0.005 per share.

All transactions were exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

International Food Products Group Inc. has applied for a corporate name change to “Advanced Technologies and Products Group Inc.”.  A formal application is being made to NASD and the Company anticipates that a new trading symbol and CUSIP number will be issued shortly.

Additionally, International Food Products Group, Inc. has formed a wholly owned subsidiary, Newport Digital Technologies Inc. (NDT), and has applied for the formation of two additional wholly owned subsidiaries, Restaurant Holdings Group Inc., and Golden Choice Foods, Inc.

Newport Digital Technologies, Inc., through its collaboration with the Institute for Information Industry (III), one of the world's leading information technology centers, will manage III’s business interests in wireless digital technologies, as well as software products in North, South and Central America, Japan, and South Pacific countries.  Newport Digital Technologies, Inc. will focus on the distribution of III’s low-cost notebooks in the America's and South Pacific as well as III's WiMAX base stations in the South Pacific. III will continue to provide Newport Digital Technologies, Inc. with technical support, along with marketing and sales resources for this expansion.

Restaurant Holdings Group, Inc, through its affiliation with Inka Grill™ Franchises Inc., will enter into the initial stages of launching the first major Peruvian restaurant concept in the USA.  Francorp Inc., one of the world's leading franchise consulting firms, is spearheading all logistical, structural and legal components of the entity.

Golden Choice Foods Inc. will continue International Food Products Group, Inc.’s efforts in bringing to the marketplace new and innovative food products through its relationships with major retailers and club stores nationwide.

Item 6.	Exhibits.

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008
International Food Products Group, Inc.

By:	/s/ Richard Damion
Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer