Form 10KSB/A
period 2007-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2008-10-14
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-33251
INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	33-0903004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

620 Newport Center Drive, Suite 1100,Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

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

Item 8B. Other Information

Joseph R. Rodriguez, Jr. resigned as CFO and Director of the Company on approxiately May 1, 2008.  The CEO, Richard Damion whose business resume appears below in Item 9 assumed the duties of Chief Financial Officer and Chief Accounting Officer.

PART III
Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.
Name	Age Position (1)
Richard Damion	62
Chairman, CEO, Secretary, Treasurer and Director since 1996

Robert George	71
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

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CEO	0	0	0
Joseph R. Rodriguez, Jr.	0	0	0
Robert George	0	0	0
Ketan Mehta	0	0	0

Item 10. Executive Compensation

The following table sets forth certain information as to our officers and directors.

                                                                                                                  Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Richard Damion, CEO, CFO	2005 2006 2007	0 0 0	260,314 0 0	260,314 0 0
Joseph R. Rodriguez, Jr. CFO	2005 2006 2007	0 0 0	166,237 0 0	166,237 0 0
Ketan Mehta President	2007	250,000	1,232,500	1,482,500

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

Item 12. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

•	Receipt of stock compensation by the officers and directors of IFPG for the dollar amounts set forth in the executive compensation table;

•
The receipt of 899,182 shares of common stock by Joseph R. Rodriguez, Jr., for cancellation of approximately $27,000 in debt owed to Mr. Rodriguez by IFPG.  The stock was issued at the trading value of the shares on the date of settlement which is the same transaction given to third parties for the cancellation of debt.

•
The receipt of 362,371 shares of common stock by Richard Damion for cancellation of approximately $10,800 in debt owed to Mr. Damion by IFPG.  The stock was issued at the trading value of the shares on the date of settlement which is the same transaction given to third parties for the cancellation of debt.

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
Date: October 10, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date: October 10, 2008