Form 10-K
period 2008-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2008-10-14
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2008

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ____________

     Commission File No. 000-33251

INTERNATIONAL FOOD PRODUCTS GROUP, INC.
(Exact name of Registrant as specified in its charter)

NEVADA	33-0903004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

620 Newport Center Drive Suite 1100, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (949) 903-1792

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 600,000,000 common shares par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐   No  ☒

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of October 1, 2008 is $.2,814,417.

The number of shares of the issuer’s Common Stock outstanding as of June 30, 2008 is  489,468,501

PART I

Item 1. Description of Business

The registrant (sometimes referred to the "Company" or "IFPG") during the past year has broadened its scope of business beyond the food industry. Through strategic planning IFPG has entered into the Wi MAX and RFID technology arena as well as other emerging technologies.  To better represent the nature of its business, in October of 2008 IFPG will change its name to Advanced Technologies & Products Group, Inc. (ATPG).   IFPG has already formed three wholly owned subsidiaries to better segregate its business plan: Golden Choice Foods (GCF), Restaurant Holdings Group (RHG), and Newport Digital Technologies (NDT).  GCF will concentrate on the sale and marketing of intellectual property products such as controlling of diabetes for children and weight control for children.   RHG is a one third owner in a new restaurant franchise operation revolving around Peruvian Food.  NDT will be concentrating on the sales and marketing of high technology products worldwide, including WiMax, RFID, affordable notebook computers for children and other emerging technology products.
Employees

Many of IFPG's operations are conducted through the use of independent contractors. Independent contractors perform such duties as selling, manufacturing, shipping and computer services. Because of this policy, IFPG currently has three full time employees.

Government Regulations:  There are no specific government regulations, either foreign of domestic that will inhibit IFPG from selling its products around the world.

Item 1A.  Risk Factors

Not Required.

Item 1B.  Unresolved Staff Comments

Not required because registrant is not an accelerated filer or a large accelerated filer or a well-known seasoned issuer.

Item 2.  Property

Third party contractors produce and ship the products of IFPG. Accordingly, the only facilities utilized by IFPG are 500 square feet of office space located 620 Newport Center Drive Suite 1100, Newport Beach, California. IFPG occupies the space pursuant to a month to month lease. IFPG believes that if it should ever lose or not be able to renew the lease, it would not be difficult to obtain a comparable and satisfactory office location.

Item 3. Legal Proceedings

The Company has stipulated to a judgment against the Company in favor of Flair Packaging in the amount of $130,000. The Company and Flair Packaging have not reached a satisfactory agreement on the payment terms.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2008

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol IFDGE.OB. Following is the high and low sales prices for each of the two years in the period ending June 30, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High	Low

Jul - Sep 2007	.013	.0057
Oct - Dec 2007	.01	.002
Jan - Mar 2008	.0065	.003
Apr - Jun 2008	.04	.0031
Jul - Sep 2006	0.05	0.02
Oct - Dec 2006	0.03	0.01
Jan -Mar 2007	0.03	0.01
Apr - Jun 2007	0.02	0.01

.

At October 1, 2008 there were approximately 250 record holders of IFPG's Common Stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2008, the Company issued restricted shares of common stock to nineteen individuals for various types of consulting services, satisfaction of debt and cash consideration. The shares were recorded at their fair value as of the date of issuance which ranged from $0.033 to $0.05. The transactions were transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 pursuant to section 4(2) of the Act.

Item 6. Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

During the past year, we have broadened our scope of business beyond the food industry. Through strategic planning IFPG has entered into the WiMAX and RFID technology arena as well as other emerging technologies.  To better represent the nature of our business, in October of 2008 IFPG will change its name to Advanced Technologies & Products Group, Inc. (ATPG).   IFPG has already formed three wholly owned subsidiaries to better segregate its business plan: Golden Choice Foods (GCF), Restaurant Holdings Group (RHG), and Newport Digital Technologies (NDT).  GCF will concentrate on the sale and marketing of intellectual property products such as controlling of diabetes for children and weight control for children.   RHG is a one third owner in a new restaurant franchise operation revolving around Peruvian Food.  NDT will be concentrating on the sales and marketing of high technology products worldwide, including WiMAX, RFID, affordable notebook computers for children and other emerging technology products.

IFPG is in the process of raising capital in order to capitalize the above divisions.

GCF:  During the next six months, IFPG will finalize the Intellectual Property necessary to begin marketing its products that are intended to help parents understand how to try to prevent diabetes from occurring in children.  We will also be marketing products to help show parents how to prevent obesity in their children. We are exploring the best methods of distribution of these products at this time.  We anticipate only a small portion of the capital raise to be used for these products and the distribution channels to sell them.

RHG:  During the past year, IFPG has invested capital in this division enabling IFPG to own one third interest (1/3) in a restaurant franchise group preparing to launch franchise operations in Peruvian restaurants.  One of the owners of the group owns multiple Peruvian restaurants and is one of the leading experts in the Peruvian food industry.  IFPG anticipates infusing an additional $350,000 into this project.

NDT:  Through it wholly owned subsidiary, NDT, IFPG intends to become a major force in the areas of e-learning, RFID and WiMAX technologies.  The majority of the focus of IFPG will be in NDT.  Over the recent past IFPG and the Institute for Information Industry (III), Taiwan’s largest System Integrator and one of the world’s leading information technology institutes – jointly sponsored by the Taiwan government and prominent enterprises for the purpose of strengthening the development of the information industry in Taiwan - have formed and announced a collaboration to develop and deliver e-Learning solutions in the America’s and the South Pacific. Additionally, this alliance has now encompassed III’s innovative WiMAX and RFID technologies designed and perfected by III for Taiwanese manufacturers and worldwide sales.  This collaboration was the starting point for NDT which was formed to be the international marketing and sales arm for III’s technology and to handle international transactions for various companies utilizing III’s cutting-edge technologies.

NDT is already in negotiations with one of the largest retailers in the world to provide RFID solutions to their system tracking needs.  Once IFPG has signed contracts with this retailer, it will begin to sell and market its RFID technology throughout the USA and South Pacific.  Sales related to RFID should be in excess of $100,000,000 by the end of 2009

In conjunction with Quanta and ViewSonic, NDT is already marketing and selling its “Lite Bird” notebook and expects orders to begin fourth quarter of 2008.

NDT has already begun deliveries of WiMAX technology.  Through the collaboration of Gill Technologies, Inc and III, WiMAX is the technology of the future for long range, high speed voice and data communications.  IFPG expects the sales relating to WiMAX to be in excess of $5,000,000/month by the end of 2009.

Results of Operations for the fiscal years ended June 30, 2008 and 2007.

Net Sales . Net sales for the fiscal year ended June 30, 2008, was $1,386,000 our first year in our new business. The prior year are sales prior to discontinuing our import food business was $483,897.

Cost of Sales . The Cost of Sales for fiscal year ended June 30, 2008, was $1,366,095 or approximately 98.5% of net sales,. We anticipate our costs to be between 90% and 98.5% in the upcoming year.

Selling Expenses . Selling expenses for the fiscal year ended June 30, 2008, was limited to the expenses of our new product of $297,110..

General and Administrative expenses . General and Administrative expenses for the fiscal year ended June 30, 2008, was $1,338,784. Most of the expenses were derived from the expiration of shares for services issued in the prior year pursuant to agreements.

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

Material events and uncertainties. We anticipate that we will begin to be profitable during the third quarter 2009.  For this to happen, we must gain financing and deliver a very successful product..

While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the technological industry.. Accordingly, future trends and results cannot be predicted with certainty.

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

IFPG relies heavily on the technology expertise of Taiwan’s Institute for Information Industry (III).  III is one of the world’s leading information technology institutes, established in 1979.  III is sponsored by jointly by the Taiwanese government and private industry.  Without III’s involvement, IFPG would most likely not be able to become a leader in WIMAX and RFID technologies.

IFPG and III have announced their collaboration to develop and deliver an e-learning solution to the America’s and the South Pacific.  This solution is the sale of a small notebook computer for children.  Under the direction and guidance of IFPG and III, ViewSonic Corporation and Quanta have come together to produce a “Lite Bird” computer for distribution and sale through the efforts of IFPG.  Without the above mentioned companies this project would not be able proceed.

In general the computer, software, and high technology industries are very competitive and new and improved methodologies and technologies always pose a threat to existing operations.  At anytime those standards utilized by IFPG could become obsolete causing sales to drop in its product lines.

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

  General domestic economic and political conditions
 Changes in laws and government regulations, including without limitation regulations of the Securities and Exchange Commission
 The availability and timing of receipt of necessary outside capital
  Other risk factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company’s ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk and Supplementary Data.

Not Required.

Item 8. Financial Statements

International Food Products Group, Inc.

Financial Statements

June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

International Food Products Group, Inc.

Index to the Financial Statements

June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF INTERNATIONAL FOOD PRODUCTS GROUP, INC.

We have audited the accompanying balance sheet of International Food Products Group as of June 30, 2008, and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Food Products Group, Inc. as at June 30, 2008 and 2007 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended  in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Saint Louis, Missouri
October 10, 2008

International Food Products Group, Inc.

Balance Sheet

June 30,

	2008	2007
Current Assets
Cash	$1,752	$1,870
Accounts Receivable	1,386,000	-
Prepaid expenses and deposits	40,833	594,976

Total Current Assets	1,428,585	596,846

Total assets	$1,428,585	$596,846

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$1,572,382	$304,358
Accrued compensation costs	-	-
Other accrued expenses	111,152	-
Notes payable – related parties	159,448	-
Note payable – third party	80,500	67,648

Total current liabilities	1,923,482	372,006

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000
Common stock: $.001 par value; 500,000,000 shares authorized;
481,968,501 & 414,363,501, issued	481,969	414,364
Additional paid-in capital	10,492,545	9,966,550
Accumulated deficit	(11,485,411)	(10,156,074)

Total shareholders’ equity (deficit)	(494,897)	224,840

Total liabilities and shareholders’ deficit	$1,428,585	$596,846

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Two Years in the Period Ended June 30, 2008

	For the years ended June 30,
	2008	2007
Gross sales	$1,386,000	$-
Less: returns, discounts and allowances	-	-
Net sales	1,386,000	-
Cost of goods sold	1,366,095	-
Gross profit	19,905	-
Selling expenses	297,110	-
General and administrative expenses	1,041,674	-
Total operating expenses	1,338,784	-
Loss from operations	(1,318,879)	-
Other income (expense)
Interest expense	(10,458)	-
Loss from discontinued operations		(1,184,659)
Total other expense	(10,458)	-
Loss before provision for income taxes	(1,329,337)	(1,184,659)
Provision for income taxes		-
Net loss	$(1,329,337)	$(1,184,659)
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Shares used in per-share calculation, basic and diluted	453,537,501	348,094,751

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Shareholders' Deficit

For Each of the Two Years in the Period Ended June 30, 2008

				Additional
	Preferred	Common	Common	Paid-in	Accumulated
	Stock	Shares	Stock	Capital	Deficit	Total
Balance June 30, 2006		270,828,501	$270,829	$7,810,244	$(8,971,415)	$(890,342)
Shares issued for cash		3,959,000	3,959	46,106	-	50,065
Shares issued for services		139,576,000	139,576	2,110,200	-	2,249,776
Net Loss					(1,184,659)	(1,184,659)

Balance, June 30, 2007		414 363 501	414,364	9,966,550	(10,156,074)	224,840
Shares issued for cash		8,405,000	8.405	55,595	-	64,000
Shares issued for services		59,200,000	59,200	406,400		465,600
Preferred Stock issued	16,000			64,000		80,000
Net Loss					(1,329,337)	(1,329,337)

Balance, June 30, 2008	16,000	481,968,501	$481,969	$10,492,545	$(11,485,411)	$(494,897)

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2008

	For the Years Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,329,337)	$(1,184,659)
Adjustments to reconcile net loss to net cash used by operating activities:

Interest accrued on notes payable - related parties paid with shares	-	-

Shares issued for services and debt	545,600	2,249,776
Decrease (increase) in assets:
Accounts Receivable	(1,386,000)	-
Inventory	-	86,906
Prepaid expenses	554,143	(593,427)
Other assets	-	-
Increase (decrease) in liabilities:
Accounts payable	1,268,024	(138,643)

Accrued compensation costs	-	(346,390)
Accrued expenses	111,152	(84,948)
Net cash provided by (used in) operating activities	(236,418))	(11,385)
Cash flows provided by (used in) investing activities:
Change in restricted cash	-	-
Net cash provided by (used in) investing activities	-	-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2008

	For the Years Ended June 30,
	2008		2007
Cash flows provided by (used in) financing activities:
Proceeds from Related Party		$159,448	$
Payment on notes payable		-		(39,128)
Proceeds from notes payable		12,852		-

Sales of shares of common stock		64,000		50,065
Net cash provided by (used in) financing activities		236,300		10,937
Net increase (decrease) in cash		(118)		(448)
Cash at beginning of year		1,870		2,318
Cash at end of year		$1,752		$1,870

Supplemental Disclosures of Cash Flow Information
		For the Years Ended June 30,
		2008		2007
Interest paid - third parties	$			-
Income taxes paid		$-		$-

Supplemental Schedule of Non-cash Investing and Financing Activities
		For the Years Ended June 30,
		2008		2007
Issuance of shares in satisfaction of notes payable including accrued interest:
	$		$
Notes payable - third parties	$			$-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

1.   Summary of Significant Accounting Policies

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash

     The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of June 30, 2008, the Company had one customer and did no8 establish an allowance for doubtful accounts.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

1.   Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At June 30, 2008, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

1.   Summary of Significant Accounting Policies, Continued

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during 2008 and 2007.
 .

     Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire products sold to others.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

1.   Summary of Significant Accounting Policies, Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumption that has been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset and the valuation of share-based compensation. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statement

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

1.   Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

2.   Equipment

Equipment consisted of the following as of June 30, 2008:
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

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

4.   Notes Payable
 :

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand, including interest	$159,448

Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	80,500

5.   Deferred Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2008	2007
Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$-	$1,175

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

5.   Deferred Income Taxes, Continued

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2008 and 2007 are as follows:

	For the Years Ended June 30,
	2008	2007
Deferred income tax assets:
Net operating loss carryforward	$3,301,684	$2,063,191
Allowance and reserves	-	-
Other	-	-
Total deferred income tax asset	3,301,684	2,063,191
Valuation allowance	(3,301,684)	(2,063,191)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2008	2007
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other	-	(2.0)
Stock-based compensation	29.9	24.9
Change in valuation allowance	4.0	12.2
Effective income tax rate	.1%	1.1%

The Company also has federal and state net operating loss carryforwards of approximately 11,000,000. The federal  net operating loss carryforwards will begin to expire in the years 2018 ..

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

6.   Commitments

The Company rents its corporate office on a month to month basis. .

7.   Going Concern -

The Company has incurred net losses for the year of $1,329,227.  Managements plans include an acquisition of a food company which it believes will lead to profits, significant revenue and significant funding.  No assurances can be given that the Company will be able to raise the capital required to implement its business plan. In addition even if the Company is able to achieve distribution of its products, there is no assurance that there will be sufficient sell-through of those products to warrant reorders, that reliable sources of products will be retained or that the company will be able to sustain levels of sales at prices that generate sufficient gross profit to cover expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.   Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2008. The Company does not have a formal plan for granting options.

The following table summarizes information about stock options granted and outstanding at June 30, 2008. There were no changes during the years then ended June 30, 2008 and 20067 All options granted are fully vested at June 30, 2007 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

8.   Share-Based Compensation, Continued

		Weighted
		Average
	Shares	Exercise Price
Balance, June 30, 2005	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2006	16,650,000	0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2007	16,650,000	$0.133
Exercisable at June 30, 2006	16,650,000	$0.133
Exercisable at June 30, 2007	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2008:

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

8.   Share-Based Compensation, Continued

volatility of the Company’s common stock. The risk free rate is based on the U.S. Treasury yield curve in effect at the measurement date.

	For the Years Ended June 30,
	2008	2007
Volatility	175% to 736%	175% to 736%
Expected dividends	-	-
Risk-free rate	2.18% to 3.66%	2.18% to 3.66%
Expected life of the options	1.0 to 2.0 years	1.0 to 2.0 years
A summary of share activity follows.
	For the Years Ended June 30,
	2008	2007
Shares issued to non employees for services:
Number of shares issued	-	52,018,996
Estimated fair value	$-	$626,313
Shares issued to employees in satisfaction of accrued payroll:
Number of shares issued	-	31,762,839
Estimated fair value	$-	$345,879

9.   Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares..

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended June 30,
	2008	2007
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,329,337)	$(1,184,659)
Denominator:
Weighted average shares - basic and diluted	453,547,501	348,094,751
Loss per common share, basic and diluted	$(0.00)	$(0.00)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

International Food Products Group, Inc.

Notes to the Financial Statements

As of June 30, 2008 and
For Each of the Two Years in the Period Ended June 30, 2008

9.   Loss Per Share, Continued

Common shares reserved for future issuance are as follows:

	For the Years Ended June 30,
	2008	2007
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000

10. Discontinued Operations

The Company discontinued its 2007 operations as an importer of coffee and fine food products and hence has recognized a loss on these operations.

11.   Stock Transactions

During the year ended June 30, 2008 the Company issued 67,605,000 shares of its common stock, 59,200,000 to consultants for services, and 8,405,000 for cash of $64,000 The shares were valued at their value at the date of issuance.  The Company also issued 16,000,000 preferred shares to its President , a related party for accrued salary of $80,000.

12. Limited Customers

The Company presently has one customer. A loss of this customer would have a material impact on the Company’s ability to remain in business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Richard Damion. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings and that the controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with IFPG for each of the directors and officers of IFPG.

Name	Age Position (1)

Richard Damion	65
Chairman, CEO, CFO, Secretary, Treasurer and Director since 1996

Robert George	73
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

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CEO	0	0	0
Joseph R. Rodriguez, Jr., Former CFO	0	0	0
Robert George, Director	0	0	0

Item 11. Executive Compensation

The following table sets forth certain information as to our officers and directors.

                                                                                                               Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Richard Damion, CEO, CFO	2006 2007 2008	0 0 150,000	0 0 80,000	0 0 230,000
Joseph R. Rodriguez, Jr. Former CFO	2006 2007 2008	0 0 65,000	0 0 50,000	0 0 115,000
Robert George Director	2006 2007 2008	25,000 25,000 25,000	0 3,000 25,000	25,000 28,000 50,000
Ketan Mehta Former President	2007	250,000	1,232,500	1,482,500

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of October 1, 2008 and by the officers and directors of IFPG as a group. Except as otherwise indicated, all shares are owned directly.

	Common	Percent of	Preferred	Percent of
Name and Address	Shares	Class (1)	Shares	Class

Richard Damion (2)	57,643,457	12%	16,000,000	100%
620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660

Joseph R. Rodriguez, Jr. (3)	48,814,574	10%
620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660

Robert George	12,384,998	2.6%
620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660

Ketan Mehta	80,040,000	16.6%
620 Newport Center Drive, Suite 1100

All executive officers, directors, and outside individuals	198,883,029	41%
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

Item 13. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

•	Receipt of stock compensation by the officers and directors of IFPG for the dollar amount set forth in the executive compensation table;

•
The receipt of 899,182 shares of common stock by Joseph R. Rodriguez, Jr., for cancellation of approximately $27,000 in debt owed to Mr. Rodriguez by IFPG.  The stock was issued at the trading value on the date of settlement which is the same transaction given to third parties for the cancellation of debt.

•
The receipt of 362,371 shares of common stock by Richard Damion for cancellation of approximately $10,800 in debt owed to Mr. Damion by IFPG.  The stock was issued at the trading value on the date of settlement which is the same transaction given to third parties for the cancellation of debt.

PART IV
Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2008 and 2007 was approximately $15,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2008 and 2007

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2008 and 2007 were $0 and $0 respectively.

Item 15. Exhibits

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

Date: October 14, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Date: October 14, 2008

By:  /s/ Robert George
-----------------------------------------
Robert George, Director

Date:  October 14, 2008