Form 10-Q
period 2008-09-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2008-11-19
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2008, the issuer had 498,718,501 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

International Food Products Group, Inc.

Financial Statements

As of September 30, 2008 and
For Each of the Three-Month Periods Ended September 30, 2008 and 2007

International Food Products Group, Inc.

Index to the Financial Statements

As of September 30, 2008 and
For Each of the Three-Month Periods Ended September 30, 2008 and 2007

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, September 30, 2008	4
Statements of Operations For Each of the Three-Month Periods Ended September 30, 2008 and 2007	5
Statements of Cash Flows For the Three-Month Periods Ended September 30, 2008 and 2007	6
Notes to the Financial Statements	7

International Food Products Group, Inc.

Balance Sheet
	September 30, 2008	June 30, 2008
Current Assets
Cash	$1,817	$1,752
Accounts Receivable	1,386,000	1,386,000
Prepaid expenses and deposits	73,583	40,833

Total Current Assets	1,461,400	1,428,585

Total assets	$1,461,400	$1,428,585

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$1,492,971	$1,572,382
Accrued compensation costs		-
Other accrued expenses	144,717	111,152
Notes payable – related parties	85,450	159,448
Note payable – third party	218,500	80,500

Total current liabilities	1,941,638	1,923,482

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 500,000,000 shares authorized;
489,468,501 & 481,968,501, issued	489,469	481,969
Additional paid-in capital	10,701,045	10,492,545
Accumulated deficit	(11,686,752)	(11,485,411)

Total shareholders’ equity (deficit)	(480,238)	(494,897)

Total liabilities and shareholders’ deficit	$1,461,400	$1,428,585

The accompanying notes are an integral part of the financial statements.

   International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month Periods Ended September 30, 2008 and 2007

	For the Three-Month Period
	Periods Ended September 30,
	2008		2007
Sales	$			-
Cost of sales				-
Gross profit				-
Selling expenses			$
General and administrative expenses		387,782		-
Loss from operations		(387,782)		-
Other income (expense)
Interest expense		(2,592)		-
Forgiveness of Debt		189,033		-
Discontinued Operations		-		(352,423)
Net loss		$(201,341)		$(352,423)
Net loss per share, basic and diluted		$(0.00)		$(0.00)
Weighted average shares used in per-share calculation, basic and diluted		485,718,501		425,166,001

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Three-Month Periods Ended September 30, 2008  and 2007

	For the Three-Month Period
	Periods Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(201,341)	$(352,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for services	216,000	181,100
Decrease (increase) in assets:
Trade accounts receivable
Inventory
Prepaid expenses	(32,750)	94,476
Increase (decrease) in liabilities:
Accounts payable	(79,411)	6,415
Accrued compensation costs		-
Accrued expenses	33,565	2,805
Net cash used in operating activities	(63,937)	(67,627)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of note payables	64,002	8,500
Repayment of note payable to third parties
Sale of common stock		59,000
Net cash provided by financing activities	64,002	67,500
Net increase (decrease) in cash	65	(127)
Cash at beginning of period	1,752	1,870
Cash at end of period	$1,817	$1,743
Supplemental Disclosure of Cash Flow Information
Interest paid	-	-
Taxes paid	-	-
Supplemental Schedule of Non-cash Investing and Financing Activities
Issuance of shares for payment of notes (including accrued interest):
Third party	-	$-

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2008 and
For Each of the Three-Month Periods Ended September 30, 2008 and 2007

1.   Summary of Significant Accounting Policies
 .   Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2008, the results of its operations and cash flows for the three-month periods ended September 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2008 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash

     The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of September 30, 2008, the Company had one customer and did not establish an allowance for doubtful accounts.

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

As of September 30, 2008

1.   Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At September 30, 2008, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

As of September 30, 2008

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

As of Septemberm30, 2008

1.   Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

2.   Equipment

Equipment consisted of the following as of September 30, 2008:
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

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30, 2008

4.   Notes Payable
 :

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand, including interest	$85,450

Note payable to third parties, uncollateralized with interest between 4% and 10% due on demand, including interest	218,500

5.   Deferred Income Taxes

The components of the provision for income taxes are as follows:

	For the Years Ended June 30,
	2008	2007
Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
-		-
Total provision	$-	$1,175

International Food Products Group, Inc.

Notes to the Financial Statements

As of September 30,2008

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

As of September 30, 2008

6.   Commitments

The Company rents its corporate office on a month to month basis. .

7.   Going Concern -

          The Company has incurred losses . The company has a negative current ratio and is in default of an obligation.  No assurances can be given that the Company will be able to raise the capital required to implement its business plan. In addition even if the Company is able to achieve distribution of its products, there is no assurance that there will be sufficient sell-through of those products to warrant reorders, that reliable sources of products will be retained or that the company will be able to sustain levels of sales at prices that generate sufficient gross profit to cover expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8. Discontinued Operations

The Company discontinued its 2007 operations as an importer of coffee and fine food products and hence has recognized a loss on these operations.

9.   Stock Transactions

During the quarter ended September 30, 2008 the Company issued 7,500,000 shares of its common stock to consultants for services. The shares were valued at the market price at the date of issuance resulting in an expense of $216,000.

10. Limited Customers

          The Company presently has one customer. A loss of this customer would have a material impact on the Company’s ability to remain in business.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended September 30, 2008 and 2007

Net Sales . Net sales for the three month ended September 30, 2008  and 2007were $0 . We had no sales in the current period as we were gearing up with our new business plan.

Cost of Sales . The Cost of Sales for the three month period ended September 30, 2008 and 2007 was $0. ..

Selling Expenses . Selling expenses for the three month period ended September 30, 2008, was $0 compared to $0  in the prior period.

General and Administrative expenses . General and Administrative expenses for the three month period ended September 30, 2008, were $387,782 compared to $349,618 in the same period in 2007 which was classified as discontinued operations..The increase was largely due to stock for services expense.

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

Item 3. Quantitative and Qualitive Disclosures about Market Risk

Risks Related to Our Business

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the fiscal year ended June 30, 2008 was $1,329,337 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Richard Damion, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Damion.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). Controls and Procedures

Evaluation of and Report on Internal Control over Financial Reporting

The management of International Food Products Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 1. A. Risk Factors
Not applicable.

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

International Food Products Group, Inc.

Date: November 14, 2008	/s/ Richard Damion
Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer