Form 10KSB/A
period 2007-06-30
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2008-12-22
CIK 1019216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10KSB/A
(Second Amendment to Form 10KSB for the fiscal year ended June 30, 2007)

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

Neither of our two directors is considered an independent director.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).  A copy of that rule is attached to this filing as Exhibit 99.

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

None of the stock awards to executives included unexercised options, stock that has not vested or equity incentive plan awards.

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
Date: December 19, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion
-----------------------------------------
Richard Damion, Director and
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Date: December 19, 2008

By: /s/ Robert George
-----------------------------------------
Robert George, Director
Date: December 19, 2008