Form 10-Q
period 2008-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2009-02-23
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to_____

Commission File Number: 000-33251

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-0903004
(State or other jurisdiction of incorporationor organization)	(IRS Employer Identification No.)

620 Newport Center Drive, Fifth Floor,

Suite 570

 Newport Beach,   California 92660

(Address of principal executive offices)

(949) 644-1433

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of________________, the issuer had______________ shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

International Food Products Group, Inc.

Index to the Financial Statements

As of December 31, 2008 and

For Each of the Three-Month Periods Ended December 31, 2008 and 2007

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, December 31, 2008	2
Statements of Operations For Each of the Three-Month Periods Ended December 31 , 2008 and 2007	3
Statements of Cash Flows For the Three-Month Periods Ended December 31, 2008 and 2007	4
Notes to the Financial Statements	5

International Food Products Group, Inc.

Balance Sheet

	December 31, 2008	June 30, 2008
Current Assets
Cash	$1,817	$1,752
Accounts Receivable	1,386,000	1,386,000
Prepaid expenses and deposits	73,583	40,833

Total Current Assets	1,461,400	1,428,585

Total assets	$1,461,400	$1,428,585

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$1,492,971	$1,572,382
Accrued compensation costs		-
Other accrued expenses	144,717	111,152
Notes payable – related parties	85,450	159,448
Note payable – third party	218,500	80,500

Total current liabilities	1,941,638	1,923,482

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 500,000,000 shares authorized;
489,468,501 & 481,968,501, issued	489,469	481,969
Additional paid-in capital	10,701,045	10,492,545
Accumulated deficit	(11,686,752)	(11,485,411)

Total shareholders’ equity (deficit)	(480,238)	(494,897)

Total liabilities and shareholders’ deficit	$1,461,400	$1,428,585

The accompanying notes are an integral part of the financial statements.

International Food Products Group, Inc.

Statements of Operations

For Each of the Three-Month Periods Ended December 31, 2008 and 2007

	For the Three-Month Period
	Periods Ended December 31,
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

International Food Products Group, Inc.

Statements of Cash Flows

For Each of the Three-Month Periods Ended December 31, 2008  and 2007

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

International Food Products Group, Inc.

  Notes to the Financial Statements

As of December 31, 2008 and

For Each of the Three-Month Periods Ended December 31, 2008 and 2007

1.   Summary of Significant Accounting Policies

 .   Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2008, the results of its operations and cash flows for the three-month periods ended December 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2008 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence.

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

International Food Products Group, Inc.

Notes to the Financial Statements

As of December 31, 2008

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

As of December,2008

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

As of December 31, 2008

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

8. Discontinued Operations

The Company discontinued its 2007 operations as an importer of coffee and fine food products and hence has recognized a loss on these operations.  As of December 31, 2008, the company has discontinued its operations as a marketer and distributor of diabetes and other health care products in order to focus all of its resources, time and management to its relationship with the I.I.I. in Taiwan and to the development and commercialization of technology products and solutions develop in conjunction with the I.I.I.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended December 31, 2008 and 2007

Net Sales . Net sales for the three month ended December 31, 2008  and 2007 were 0 . We had no sales in the current period as we were gearing up with our new business plan.

Cost of Sales . The Cost of Sales for the three month period ended December 31, 2008 and 2007 was $0.

Selling Expenses . Selling expenses for the three month period ended September 30, 2008, was $0 compared to $0  in the prior period.

General and Administrative expenses . General and Administrative expenses for the three month period ended December 31, 2008, were $387,782 compared to $349,618 in the same period in 2007 which was classified as discontinued operations..The increase was largely due to stock for services expense.

Liquidity and Capital Resources . Since its inception, we have financed our cash requirements from the sale of equity securities, vendor lines of credit and short-term debt.

Plan of Operations.

 During the past year, the Company had  broadened our scope of business beyond the food industry. Subsequently, the Company has decided to discontinue all operations in the food industry and devote all of its resources and attention to its technology business.  Further to the disclosure in our 10-K, filed December 22, 2008, the Company has entered into relationship with the Institute for Information Industry, The Institute for Information Industry (III) was established in 1979 as a non-governmental organization, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  Specifically, this relationship allows our Company to develop, license and sell technology developed by the III and customized to our customers’ specifications  into the U.S. and international markets.  The Company has elected to initially work with the III in developing and marketing  WiMAX, eLearning, RFID and telecommunications technology.  To date, the Company has prepared business strategies to market these technologies through systems integrators and large companies and government agencies in the U.S. and international markets.  Milestones to date have included (1) the signing of an agreement with the III and GIL Technologies of Taiwan, to sell and install WiMax technology in Northern Italy; (2) the licensing of Microsoft’s mobile operating platform for use in a telecommunications product; (3) developing an eLearning  pilot program with the Orange County School district; and (4) entering into advanced discussions with a major retailer to develop RFID solutions for their inventory management systems.

  To better represent the nature of our business, we began the process in October of 2008 IFPG to change the name of the Company from International Food Products Group, Inc. to Advanced Technologies & Products Group, Inc. (ATPG).  We anticipate this name change will be completed about the end of  March 2009.

Previously, IFPG had planned to form three wholly owned subsidiaries to better segregate its business plan: Golden Choice Foods (GCF), Restaurant Holdings Group (RHG), and Newport Digital Technologies (NDT).  It is now the intention of the Company to discontinue operating GCF.   RHG is a one third owner in a new restaurant franchise operation revolving around Peruvian Food. Ultimately the Company plans to divest itself of this holding.  The remaining subsidiary company,  NDT will be the primary operating company for the foreseeable future and will be concentrating on the sales and marketing of technology products developed in conjunction with the III on a worldwide basis,

IFPG began in September of 2008  the process of raising capital through a debt offering of up to $825,000 in order to capitalize the NTD subsidiary.  Through December 31, 2008, the Company had privately placed an aggregate of $400,000 in Convertible Unsecured one year Promissory Notes, bearing interest 10% per annum, and providing for mandatory conversion into shares of the Company’s Restricted Common Stock at a conversion price of $0.005 per share (approximately 80,000,000 shares) upon amendment of the Company’s Articles to release authorized shares.

In conjunction with Quanta and ViewSonic, NDT has commenced  marketing and selling its “Lite Bird” notebook and now expects initial orders to begin the second calendar quarter of 2009; two quarters later than originally anticipated.

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

Material events and uncertainties. WE DID NOT COMPLETE OUR PROPOSED ACQUISTION IN OCTOBER 2007 AND THE  TRANSACTION HAS BEEN CANCELED.

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

We Elect From Time To Time to Issue Common Shares In Lieu of Cash, Both For Services and to Cancel Debt,  With The Result That Share Value of Outstanding Shares May Be Diluted

As a result of the Corporation’s lack of liquidity, the Board of Directors has adopted a policy of conserving cash, and issuing restricted common shares in private placement transactions to pay down and retire existing debt, and to compensate officers and consultants for services.  This allows the Corporation to convert liabilities on its balance sheet to equity, and allows the corporation to obtain the services of what management believes are key officers and consultants necessary to proceed with the Corporation’s business plans going forward, while conserving cash.  At the same time, it may have the effect of significantly diluting the existing per share value of the  Corporations’  outstanding shares, and/or may lower the trading price of the Corporation’s shares in the public market, or disrupt or reduce the ability  of shareholders to sell their shares into the public market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Richard Damion, our Chief Executive Officer, and Michael Lutton, our President and Chief Operating Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Damion and Mr. Lutton.

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

International Food Products Group, Inc.

Date: February 23, 2009	/s/ Richard Damion
Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13A-14(a) OR 15D-14(a) OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard Damion, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Food Products Group, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.     evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.     disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 23, 2009

/s/	Richard Damion
Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Exhibit 32.1

INTERNATIONAL FOOD PRODUCTS GROUP, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Food Products Group, Inc. (the “Company”) on Form 10-Q for the period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard Damion, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/	Richard Damion

Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer
February 23, 2009

A signed original of this written statement required by Section 906 has been provided to International Food Products Group, Inc. and will be retained by International Food Products Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.