Form 10-Q/A
period 2008-12-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2009-03-16
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 13, 2009, the issuer had 498,718,501 shares of its common stock issued and outstanding.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2008 to give us reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management concluded that, as of December 31 , 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibits

31.1	Amended Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Amended Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Food Products Group, Inc.

Date: March 13, 2009	/s/ Richard Damion
Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer