Form 10-Q
period 2009-03-31
INTERNATIONAL FOOD PRODUCTS GROUP INC
filed 2009-05-14
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-33251

NEWPORT DIGITAL TECHNOLOGIES, INC.

(Formerly International Food Products Group, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada	33-0903004
(State or other jurisdiction of incorporationor organization)	(IRS Employer Identification No.)

620 Newport Center Drive, Suite 570 Newport Beach,   California 92660

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 13, 2009, the issuer had 500,718,501 shares of its common stock issued and outstanding.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to the Financial Statements

As of March 31, 2009 and

For Each of the Three-Month Periods Ended March 31, 2009 and 2008

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, March 31, 2009	3
Statements of Operations For Each of the Three and Nine-Month Periods Ended March 31, 2009 and 2008	4
Statements of Cash Flows For the Nine-Month Periods Ended March 31, 2009 and 2008	5
Notes to the Financial Statements	6

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Balance Sheet

Assets	March 31, 2009	June 30, 2008
Current Assets

Cash	$133,035	$1,752
Accounts Receivable	-	1,386,000
Prepaid expenses and deposits	25,000	40,833

Total Current Assets	158,035	1,428,585

Total assets	$158,035	$1,428,585

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$141,284	$1,572,382
Accrued compensation costs		-
Other accrued expenses	96,002	111,152
Notes payable – related parties	77,682	159,448
Note payable – third party	94,500	80,500

Total current liabilities	409.468	1,923,482

Commitments and contingencies
Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.011 par value	16,000	16,000
Common Stock $.001 par value 1,800,000,000 shares authorized
500,718,501 & 481,968,501 issued	500,719	481,969
Additional Paid –In Capital	10,834,544	10,492,545
Stock Subscribed	1,419,990	-
Accumulated deficit	(13,022,686)	(11,485,411)

Total shareholders’ equity (deficit)	(251,433)	(494,897)

Total liabilities and shareholders’ deficit	$158,035	$1,428,585

The accompanying notes are an integral part of the financial statements.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Operations

(Unaudited)

For Each of the Three-Month and Nine-Month Periods Ended

March 31, 2009 and 2008

For the Three-Month Period	For the Nine-Month Period
Periods Ended March 31,	Periods Ended March 31,

2009	2008	2009	2008

Gross sales	$		$-	$		$-
Less: returns, discounts and allowances			-
Net sales			-			-
Cost of good sold			-			-
Gross profit			-			-
Selling expenses		99,576	94,800		185,650	125,150
General and administrative expenses		624,203	127,985		1,535,623	1,104,114
Loss from operations		(723,779)	(222,785)		(1,721,273)	(1,229,264)
Other Income (Expense):
Interest Expense		(1,875)	(1,355)		(5,035)	(5,527)
Other Income			-		189,033	29,168
Total other income (expense)		(1,875)	(1,355)		183,998	23,641
Loss before provision for income taxes		(725,654)	(224,140)		(1,537,275)	1,205,623)
Provision for income taxes
Net loss		$(725,654)	$(224,140)		$(1,537,275)	$(1,205,623)
Net loss per share, basic and diluted		$(0.001)	$(0.000)		$(0.003)	$(0.003)
Shares used in per-share calculation, basic and diluted		500,718,501	473,375,095		495,337,548	446,416,805

The accompanying notes are an integral part of the financial statements.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Cash Flows

(Unaudited)

For Each of the Nine-Month Periods Ended March 31, 2009 and 2008

For the Nine-Month
Periods Ended March 31,

	2009	2008
Cash flows from operating activities:

Net loss	$(1,537,275)	$(1,205,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issued for services	360,750	1,065,017

Decrease (increase) in assets:
Prepaid expenses	15,833	(136,525)

Accounts Receivable	1,386,000	-

Increase (decrease) in liabilities:
Accounts payable	(1,431,098)	(97,180)
Accrued expenses	(15,151)	113,619
Accrued payroll costs		56,530
Net cash provided by (used in) operating activities	(1,220,941)	(204,161)
Cash flows from investing activities:
Change in restricted cash		-
Net cash provided by financing activities		-
Cash flows from financing activities:
Proceeds from issuance of note payable	14,000	9,859
Stock issued for debt		130,000
Cash received for subscribed stock	1,419,990
Payment on a note payable from a related party	(81,766)	-
Sale of common shares	-	64,000
Net cash provided by financing activities	1,352,224	203,859
Net increase in cash	131,283	(302)
Cash at beginning of period	1,752	1,870
Cash at end of period	$133,035	$1,568

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements

As of March 31, 2009 and

For Each of the Three-Month Periods Ended March 31, 2009 and 2008

1.   Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the management of International Food Products Group, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2009, the results of its operations and cash flows for the three-month periods ended March 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2008 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

 Cash

The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of March 31, 2009, the Company had one customer and did not establish an allowance for doubtful accounts.

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

At March 31, 2009, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during 2009 and 2008.

 .

          Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire products sold to others.

Notes to the Financial Statements

As of March 31, 2009

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

Notes to the Financial Statements

As of March 31, 2009

1.   Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

2.   Equipment

Equipment consisted of the following as of March 31, 2009:

Computer equipment	$0
Furniture and fixtures	0

Less: accumulated depreciation	0
Total equipment	0

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

  4.   Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @10% due on demand, including interest	$77,682

Note payable to third parties, uncollateralized with interest between 4% and 10% due on demand, including interest	94,500

5.   Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Years Ended June 30,

2008	2007

Current tax expense:
Federal	-	-
State	$-	$1,175
	-	1,175
Deferred tax expense:
Federal	-	-
State	-
	-	-
Total provision	$-	$1,175

Notes to the Financial Statements

As of March 31, 2009

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

Notes to the Financial Statements

As of March 31, 2009

6.   Commitments

The Company rents its corporate office on a month to month basis.

7.   Going Concern

The Company has incurred losses. The company has a negative current ratio and is in default of an obligation.  No assurances can be given that the Company will be able to raise the capital required to implement its business plan. In addition even if the Company is able to achieve distribution of its products, there is no assurance that there will be sufficient sell-through of those products to warrant reorders, that reliable sources of products will be retained or that the company will be able to sustain levels of sales at prices that generate sufficient gross profit to cover expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.   Stock Transactions

During the nine months ended March 31, 2009 the Company issued 18,575,000 shares of its common stock to consultants for services. The shares were valued at the market price at the date of issuance resulting in an expense of $360,750.

For the nine months ended March 31, 2009 the Company received $1,419,990 for stock to be issued..

9. Limited Customers

The Company presently has one customer. A loss of this customer would have a material impact on the Company’s ability to remain in business.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended March 31, 2009 and 2008

Net Sales. Net sales for the three month ended March 31, 2009 and 2008 were $0. We had no sales in the current period as we were gearing up with our new business plan.

Cost of Sales. The Cost of Sales for the three month period ended March 31, 2009 and 2008 was $0.

Selling Expenses . Selling expenses for the three month period ended March 31, 2009, was $99,576 compared to $94.900 in the prior period.

General and Administrative expenses. General and Administrative expenses for the three month period ended March 31, 2009, were $185,650 compared to $125,150 in the same period in 2008. . The increase was largely due to higher consultants and professional fees as we are gearing up with our new business plan..

Liquidity and Capital Resources. Since its inception, we have financed our cash requirements from the sale of equity securities, vendor lines of credit and short-term debt.

Plan of Operations.

Beginning in the December 2008 quarter, the Company decided to discontinue all operations in the food industry and devote all of its resources and attention to developing a technology business.

The Company entered into a strategic relationship for various technologies with the Institute for Information Industry (III) and The Industrial Technology Research Institute (ITRI) in Taiwan.   III and ITRI were established in 1979 as non-governmental organizations, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  Specifically, this relationship allows our Company to develop, license and sell technology developed by III and ITRI, and customized to our customers’ specifications into the U.S. and international markets.  The Company has elected to initially work with the III and ITRI in developing and marketing WiMAX, eLearning, RFID and security and surveillance technology.

WiMAX, meaning Worldwide Interoperability for Microwave Access, is a telecommunications technology that provides wireless transmission of data using a variety of transmission modes, from point-to-multipoint links to portable and fully mobile internet access. The technology provides broadband speed without the need for cables. The name "WiMAX" was created by the WiMAX Forum, which was formed in June 2001 to promote conformity and interoperability of the standard. The forum describes WiMAX as "a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL.

eLearning is a type of Technology supported education/learning (TSL) where the medium of instruction is through computer technology, particularly involving digital technologies via private networks or through the internet.  NDT’s plan eLearning platform is an end-to-end solution that includes an eLearning certified server, broadband internet connectivity, student netbook computers and content and curriculum across a number of educational subjects.

Radio-frequency identification (RFID) is the use of an RFID tag applied to or incorporated into a product, animal, or person for the purpose of identification and tracking using radio waves.   Most RFID tags contain at least two parts. One is an integrated circuit for storing and processing information, modulating and demodulating a radio-frequency (RF) signal, and other specialized functions. The second is an antenna for receiving and transmitting the signal.  There are generally two types of RFID tags: active RFID tags, which contain a battery and can transmit signals autonomously, and passive RFID tags, which have no battery and require an external source to provoke signal transmission.  The tags are read by specialized RFID readers.  NDT and III/ITRI’s RFID readers and tags are intended for enterprise supply chain management and asset tracking to improve the efficiency of inventory tracking and management.

Security and Surveillance Technologies developed by III/ITRI and intended to be marketed by NDT have abroad application to provide advanced security solutions to national border, port, home, business and public environments.

Since June of 2008, the Company has been developing  business strategies to market these technologies through systems integrators and large companies and government agencies in the U.S. and international markets.  Milestones to date have included (1) the signing of an agreement with the III and GIL Technologies of Taiwan, to sell and install WiMax technology in Northern Italy (2) the licensing of Microsoft’s mobile operating platform for use in a telecommunications product; (3) initiating development of an eLearning pilot program with the Orange County School district; and (4) the commencement of  advanced discussions with a major retailer to develop RFID solutions for their inventory management systems.

During the quarter ended March 31, 2009, the company continued to further develop its technology business model.  The company is in the process of renegotiating its agreement with Gil Technologies in order further clarify as well as to broaden the scope of the relationship. The company anticipates that it can conclude this renegotiation within the next 90 days.  The company has also continued development of its eLearning pilot program with the Orange County School district and anticipates that provided sufficient funding is obtained, the pilot will begin deployment in summer of 2009.  The company also continued to make advancements with a major retailer in developing RFID solutions for their inventory management systems and is working closely with III, ITRI and the retailer in an effort to  establish EPC Global standards to further the adoption of RFID technology in the retail inventory management market.

Additionally in the quarter ended March 31, 2009, the company began discussions regarding potential exclusive licensing and distribution agreements to be negotiated with Taiwan technology manufacturers in the RFID and LED Lighting markets and sales and distribution agreements with two large, United States-based sales channel companies that have expressed interest in selling NDT’s anticipated  business-to-business solution products and services  to their client base.

On April 30, 2009, the company announced that it had entered into an agreement with III and ITRI to distribute what III and ITRI call the world's smallest EPC Gen 2 Class 1 Passive Reader Module, which is the first of its kind in the industry.  The miniaturized RFID reader module is a cost performance leading front-end device specially designed for a portable RFID reader. The reader module incorporates an R1000 chip set and is the world's smallest RFID reader and the only one currently passing the EPC Gen 2 UHF Protocol V.1.0.9 Certification which includes Conformance Test and Interoperability Test. Its operating frequency range is 902MHZ -- 928MHZ on 50 channels with one or two antenna options.

Integration into this reader module is very unique security protocol that is capable of reading under the EPC Global Gen 2 layer define term on specific RFID chips. This RFID reader module will not only read the EPC Global Gen 2 layer RFID define tags but will also provide access to five password protected secure layers, one layer for each section of a supply chain (Manufacturing, Transportation, Distribution, Warehouse and Retail), or for such other data gathering and tracking purposes as the user may designate  Both the RFID reader and the RFID tag will be manufactured in Taiwan and NDT plans to  distribute both through the sales channel partnerships that we are currently developing.

 The company, III and ITRI believe that having the smallest footprint of an RFID reader module will be imperative for the various RFID applications that are being developed by III and ITRI for medical, agriculture, asset management, asset tracking, POS and security applications.

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

Management is of the opinion that our cash on hand and revenues from operations are insufficient to meet our operational needs for the next twelve months. Accordingly, management will rely upon proceeds from debt and/or equity financing from related and unrelated parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q report contains certain forward-looking statements with respect to NDT and its business.  Statements that are not historical facts are identified as “forward-looking statements”.  The words “estimate,” “project,” “intend,” “expect,” “believe,” "plan," "may", and similar expressions, particularly when used in the “future tense”, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of NDT’s control, and involve a number of risks and uncertainties that could cause actual results to differ in a negative manner, and materially so, from those suggested by the forward-looking statements.  These uncertainties, among others, include the ability of NDT to obtain sufficient equity and/or debt capital on commercially reasonable terms to carry out its business plan, whether advantageous contracts can be negotiated on specific products with NDT’s strategic partners, whether new products will find acceptance in the market place and generate significant sales and profits, the status of US and World economies, and various other factors and risks. Further information on potential risk factors that could affect the Company's business plans and financial results can be found in the Company's reports filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Risks Related to Our Business

We Have Historically Lost Money and Losses May Continue in the Future.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). Controls and Procedures

Evaluation of and Report on Internal Control over Financial Reporting

The management of International Food Products Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period covered by this report, there were no material changes in the legal proceedings described in the prior periodic reports filed by the Company.

Item 1. A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to sales of  Securities reported on Form 8K filed by the Company on February 23, 2009, for the period from Jaunary 29, 2009 through February 20, 2009, and incorporated herein by reference,  between February 21, 2009 and  March 31, 2009, the Company privately sold for cash, a total of $322,500 in Convertible Unsecured Promissory Notes to 14 accredited investors. The Company relied on the excemption of registration provided by Section 4(2) of the Securities Act of 1933.  Each Note bears interest 10% per annum, all principle and interest is due and payable on February 15, 2010, and each Note provides for mandatory conversion of principle and accrued interest to date, into shares of the Company’s  Common Stock, at a conversion price of $0.005 per share (93,000,000 shares) upon amendment of the Company’s Articles to increase authorized capital. The Company amended its Articles of Incorporation to increase authorized capital on May 5, 2009, and converted the notes and accrued interest effective as of that date, into 36,500,000 shares of  restricted common stock. The net proceeds of $322,500 were used for working capital.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Based on the managements expectation that substantial additional capital will need to be raised in the future through the sale of equity or convertible debt in order to raise the necessary capital to carry forward the Company business, and in the light of the expense, time and management attention required each time the Company’s Articles of Incorporation are amended, the Board of Directors approved  and recommended to the Shareholders that the Company’s Articles of Incorporation  be amended to increase authorized capital to 1.8 billion shares.  At the same time the Board recommended that the Corporation’s name be changed to Newport Digital Technologies, Inc., to better reflect the nature and direction of the company’s business.

The Board of Directors elected to save the costs and time delay involved in calling a special shareholders meeting, and proceed by shareholder written consent executed by five shareholders who in the aggregate held sufficient votes to approve the proposed amendment, followed by the filing of Schedule 14C, filed with the SEC on March 30, 2009 (and incorporated herein by reference), and subsequently mailed out to all shareholders.  In accord with this shareholder approval, the Company’s Articles of Incorporation were amended on May 5, 2009, to increase its authorized capital to 1.8 billion shares, and to change its name to Newport Digital Technologies, Inc.

Item 5. Other Information.

None

Item 6. Exhibits

3.1(i)	Amendment to Articles of Incorporation, to change the Corporate name and to increase authorized capital to 1.8 billion shares.

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newport Digital Technologies, Inc. (Formerly International Food Products Group, Inc

Date: May 14, 2009	/s/ Richard Damion
Richard Damion
Principal Executive Officer Principal Financial Officer Principal Accounting Officer