Form 10-K
period 2009-06-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2009-10-13
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10

(Form 10-K for the fiscal year ended June 30, 2009)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No. 000-33251

NEWPORT DIGITAL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

(Formerly INTERNATIONAL FOOD PRODUCTS GROUP, INC.)

NEVADA	33-0903004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

620 Newport Center Drive Suite 570, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (949) 903-1792

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12 (g) of the Act: 389,570,001 common shares par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 5, 2009 was approximately $32,815,113 based upon the closing price of $0.038 reported for such date on The OTC Bulletin Board.

As of October 5, 2009 the registrant had 1,389,570,001 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

NEWPORT DIGITAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

3

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

12

Item 3.

Legal Proceedings

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

13

Item 6

Selected Financial Data

14

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 8.

Financial Statements and Supplementary Data

F-1

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A.

Controls and Procedures

18

Item 9B.

Other Information

19

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

19

Item 11.

Executive Compensation

21

Item 12.

Security Ownership of Certain Beneficial Owners and Management

21

Item 13.

Certain Relationships and Related Transactions and Director Independence

22

Item 14.

Principal Accountant Fees and Services

22

PART IV

Item 15.

Exhibits, Financial Statement Schedules

22

Signatures

23

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-K contains forward-looking statements. This information typically involves known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, assumptions that we will be able to successfully obtain additional capital on commercially reasonable terms sufficient to implement our business plan, develop and market products and services which achieve market acceptance and generate sales revenues at reasonable margins, and ultimately increase income streams from sales of products and services. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. These risks and uncertainties include, but are not limited to:

whether we will continue as a going concern;

whether we will  obtain sufficient additional capital, in the form or debt or equity or some combination, and on commercially reasonable terms, such that we can carry out our business plan.

whether we will be able to consummate favorable agreements with or strategic partners for the marketing and distribution of products and services which have viable markets and good margins..

whether  our products and services will be received favorably in the market place, and generate significant sales revenues, and reasonable margins which allow us to generate income and cash flow, permit us to grow our business, and ultimately achieve profitability.

Given such uncertainties, among others, undue reliance should not be placed on these forward-looking statements.  The Company does not undertake, and the Company specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

OVERVIEW

The registrant (sometimes referred to the "Company" or "NDT") during the past year has continued to broaden its scope of business, discontinuing all food company operations, and devoting all of its resources and attention to developing a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize revenues in its redirected business.

The Company has underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company has developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions.

HISTORY

Newport Digital Technologies, Inc. (“NDT” or the “Company”), formerly Golden Choice Foods Corporation dba Golden Choice Foods, was incorporated in April 1996 pursuant to the laws of the state of Delaware and commenced a business in the marketing and distribution of consumer products, with an emphasis on food products.

On June 1, 2000, the Company re-domiciled in the state of Nevada. In April, 2001 the Company changed it’s name to International Food Products Group, Inc. and became a fully reporting Company under the Securities Exchange Act of 1934 pursuant to Section (g) thereof. In October of 2001, NDT filed with the NASD its application for a listing symbol on the OTC Bulletin Board and initiated trading thereafter of its common shares under the symbol “IFDG”, on the OTCBB.

In 2008, the Company underwent a significant restructuring of its business, and now focuses its business on the marketing and distribution of high technology products.

As a result, on May 5, 2009 the Company amended its Articles of Incorporation to change the Company’s name from International Food Products Group, Inc., to Newport Digital Technologies, Inc. On April 17, 2009, the Company was issued a new CUSIP number under its new name, Newport Digital Technologies, Inc., and subsequently commenced trading under its new symbol “NPDT”, on the OTCBB.

DEFINITIONS

Electronic Product Code (EPC) – EPC is a family of coding schemes, created as a low-cost method for tracking goods using RFID technology. It is designed to meet the needs of various industries, while guaranteeing that all EPC-compliant tags have a unique serial number. EPC tags are designed to identify each item manufactured, as opposed to just its manufacturer and product class, as bar codes do today. The EPC accommodates existing coding schemes and defines new schemes where necessary.

The Electronic Product Code promises to become the standard for global RFID usage. EPCglobal, in conjunction with various industries, is also developing standards for sharing data over the EPCglobal Network®. Together, these technologies will enable companies to automate the tracking of goods through the supply chain, as well as reduce inventory, cut shipping errors and increase sales by making sure products are where they need to be when customers want to buy them. Many companies are already achieving these benefits.

RFID tags - RFID tags are devices used for Radio-frequency identification (RFID). RFID is the process or method of automatically identifying radio frequencies. The RFID tag consists of mainly a microchip that is combined with an antenna or coil. The antenna picks up signals from an RFID reader and then returns the signal with additional information. The chip or integrated circuit is used to store the information that is collected from the signals picked up. The chip can also be used to process this information or to modulate and demodulate the tracked signal. However, some RFID tags are chip-less. This means that it does not make use of any integrated circuit to store information. The RFID tag instead uses fiber or materials that reflect a portion of the reader's signal back; the unique return signal can be used as an identifier. Its advantage over traditional RFID tags is that they can be used in several different environments and are also less sensitive to temperature changes and radio frequency interference.

The size of the RFID tag can vary. It can be very small like a grain of sand or large enough to compare with a small book. The RFID tag can be applied to a product, an animal or a human being for the purposes of identification. It does this by tracking the information needed using radio waves and thus can be read from a long distance off even when there is no direct line of sight. RFID data can therefore be read through the human body, clothing and non-metallic materials.

RFID tags can either be active, passive or semi-passive. Active RFID tags require an internal power source to power the integrated circuit and then broadcast the response signal to the reader. The power source can be a replaceable battery or a sealed unit or can be connected to an external power source. Passive RFID tags on the other hand do not contain an internal power source. When radio waves are encountered, an electrical current is induced in the antenna to form a magnetic field. This power is what is used to power up the passive RFID tag. Semi-passive RFID tags have their own internal power source which powers the chip but not the broadcasting of the signal. The response is powered when the energy is reflected back to the reader.

EPC Global RFID readability criteria – EPCglobal is leading the development of industry-driven standards for the Electronic Product Code™ (EPC) to support the use of Radio Frequency Identification (RFID) in today’s fast-moving, information rich, trading networks.  EPC Global sets industry standards and criteria for how RFID tags and readers read.

POS checkout - Point of sales (POS) or checkout refers to both a checkout counter in a shop, and the location where a transaction occurs. Colloquially, a "checkout" refers to a POS terminal or more generally to the hardware and software used for checkouts, the equivalent of an electronic cash register. A POS terminal manages the selling process by a salesperson accessible interface. The same system allows the creation and printing of the voucher.

3G cellular data communication - 3G is the third generation of wireless technologies. It comes with enhancements over previous wireless technologies, like high-speed transmission, advanced multimedia access and global roaming. 3G is mostly used with mobile phones and handsets as a means to connect the phone to the Internet or other IP networks in order to make voice and video calls, to download and upload data and to surf the net.

EPC Class 1 Gen 2 Passive Reader Module - Commonly known as the "Gen 2" standard, this standard defines the physical and logical requirements for a passive-backscatter, Interrogator-talks-first (ITF), radio-frequency identification (RFID) system operating in the 860 MHz - 960 MHz frequency range. The system comprises Interrogators (also known as Readers), and Tags (also known as Labels).

The UHF Class-1 Generation-2 air interface protocol V1.2.0 extends the item-level tagging capabilities of UHF Gen 2. In this protocol, 3 optional features have been added. An indicator is now available to show when there is formatted data in user memory. Addition of permalocking on a block level in user memory now protects contents that have already been written. Recommissioning of a tag after POS operations is now available. The recommissioned action is indicated through the inclusion of extended protocol control bits.

EPC Gen 2 UHF Protocol V.1.0.9 Certification – This is an EPC Global Certification Standard that tests both conformance and interoperability for UHF (Ultra high Frequency) RFID readers/tags.  Its operating frequency range is 902MHZ -- 928MHZ on 50 channels with one or two antenna options.

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

Radio-frequency identification (RFID). This is the use of an RFID tag applied to or incorporated into a product, animal, or person for the purpose of identification and tracking using radio waves.   Most RFID tags contain at 4 parts, 1) CPU for processing data,  2) Memory to store information, 3) Power supply to provide power to the tag, 4) Antenna system to allow the reader and tag to communicate wirelessly.  There are generally two types of RFID tags: active RFID tags, which contain a battery and can transmit signals autonomously, and passive RFID tags, which have no battery and require an external source to invoke signal transmission.  The tags are read by specialized RFID readers.  The Company and III/ITRI’s RFID readers and tags are intended for enterprise supply chain management and asset tracking to improve the efficiency of inventory tracking and management.

VOIP. Voice Over Internet Protocol or VOIP VoIP is an IP telephony term for a set of facilities used to manage the delivery of voice information over the Internet. VoIP involves sending voice information in digital form in discrete packets rather than by using the traditional circuit-committed protocols of the public switched telephone network (PSTN). A major advantage of VoIP and Internet telephony is that it avoids the tolls charged by ordinary telephone service.

THE COMPANY’S STRATEGIC ALLIANCES

The Company plans to identify and commercialize customer-driven technology solutions in its identified competencies through a strategic alliance with two Taiwan technology research and development (R&D) incubators, the Institute Information Industry (III) and Industrial Technology Research Institute (ITRI.)  III and ITRI were established in 1979 as non-governmental organizations, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  These alliances give us the opportunity to develop, license and sell technology and products developed by III and ITRI, which we can customized to our customers’ specifications for sale into the U.S. and international markets.

The Company’s strategic partner, ITRI, has significant experience in industrial RFID technologies from asset tracking to global container tracking systems.  ITRI managed the first EPC Global Certified Performance and Conformance Laboratories in Asia and has developed a range of RFID tags, devices and solutions which have been developed, tested and certified.

Through III, ITRI and The Company's own resources, the Company has access to many IT engineers, manufacturers and suppliers in Taiwan, China, and Japan.  Our target markets include medium to large business to business enterprises.  Our manufacturing strategy is a demand pull system, where commercial production commences only after customers place orders, thereby mitigating some of the inventory costs and risks to The Company.

ANTICIPATED PRODUCTS TO BY MARKETED AND SOLD BY THE COMPANY

The Company, in conjunction with III and ITRI, is working toward commercializing a number of what it considers leading edge RFID technology solutions.  These include a comprehensive line of mobile computing products and solutions targeted toward RFID field applications for asset tracking, inventory management and point-of-sale for various vertical business to business markets.  The Company expects that these RFID products will include Electronic Product Code (EPC) Global certification laboratories, ruggedized, military/commercial-grade RFID enabled, mobile handheld/tablet computers, RFID Forklifts, RFID tags.

The Company is working with ITRI in collaboration with several technology partners to develop an end-to-end RFID solution in three phases.  First, it plans to develop an EPC Global Certification Lab that will “certify” supplier’s products as compliant with EPC global RFID readability criteria; second, it plans to initiate sales of RFID hardware and software systems to retailers who will use RFID for inventory and POS checkout activities; and third, the Company plans to initiate RFID tag sales.

RFID Reader Chip. The Company has reached an agreement with ITRI to distribute an RFID reader system that is integrated to work with an RFID chip with a patented 5-layer security.  This reader is being packaged together with the Company’s N37B military grade (ruggedized) handheld mobile computer with RFID reader, GPS and 3G cellular data communication options which will be marketed through  global channel distributors. The Company intends to negotiate a distribution agreement with AT&T to market and distribute an AT&T version of the N37B to its Special Vertical Market (SVM) channel for industrial, military and supply chain markets.

Handheld RFID Field Computer. The Company has entered into a distribution agreement with Ingram Micro, one of the larger technology distribution and SI companies in the world, contemplating the launch of its version of the N37B military grade (ruggedized) handheld computer with RFID, 3G wireless, and GPS.  The Company plans to work with Ingram Micro to sell this computing solution to their vertical market space which includes petro-chemical, military, and supply chain distribution/logistics.  The agreement provides that Ingram Micro will provide future support for the Company with sales and marketing efforts to help promote the Company’s products to its customer base.

Portable RFID Readers. The Company has entered into an agreement with III and ITRI to distribute what III and ITRI call the world's smallest EPC Gen 2 Class 1 Passive Reader Module.  The miniaturized RFID reader module is a lower cost front-end device designed for a portable RFID reader. The reader module incorporates an R1000 chip set and will be the smallest RFID reader on the market and the only one which will pass the EPC Gen 2 UHF Protocol V.1.0.9 Certification which includes Conformance Test and Interoperability Test. Its operating frequency will range from 902MHZ -- 928MHZ on 50 channels with one or two antenna options.  There are plans for integration into this reader module of a very unique security protocol that is capable of reading under the EPC Global Gen 2 layer, an enhanced tag reading protocol on specific Gen 2 RFID readers allowing for a more dense reader, thereby allowing improved reading performance when many RFID tags are present in a close proximity to one another.  This RFID reader module is anticipated to read not only the EPC Global Gen 2 layer RFID define tags but also five layer encrypted secure layers, one layer for each section of a supply chain (Manufacturing, Transportation, Distribution, Warehouse and Retail), or for such other data gathering and tracking purposes as the user may designate  Both the RFID reader and the RFID tag are expected to be manufactured in Taiwan and the Company plans to distribute both through the sales channel partnerships that it is currently in the process of developing.

Digital Signage. Through its relationship with III, The Company has entered into a strategic relationship with FormoLight Technologies, Inc., a Taiwan-based professional manufacturer specializing in LED Display Systems for both indoors and outdoors and LED Street Lighting Systems. FormoLight also provides proficient integral services in project management, customized software, installations, testing, and maintenance.  FormoLight has installed large scale projects in high profile sports arena and stadiums around the world  The Company’s intent is to assist FormoLight in expanding its LED Digital Signage capability into large scale, customized Digital Signage solutions that the Company will then market and sell through strategic sales channel partners in the United States. The Company has secured non-exclusive worldwide marketing and distribution rights to Formolight’s products and solutions.  Additionally, for any technology or solution that The Company and FormoLight “jointly develop”, the Company will have exclusive global marketing and distribution rights.

The Company plans to market and sell customized solutions through collaboration with AT&T, integrating AT&T’s wireless network capabilities into the Digital Signage solution thereby enabling content to be sent to the signage over the wireless network and eliminating the need for direct cable connectivity.  This will enable Digital signage to be ubiquitous in many locations, such as on the sides of city buses, trains or taxis as well as in more traditional signage locations.

Surveillance. III and ITRI have developed Security and Surveillance Technologies which the Company intends to market and sell, and which management believes will have abroad application and provide advanced security solutions for national border, port, home, business and public environments.

VOIP. The Company has entered a strategic relationship with Tecom, a telecommunications giant based in Taiwan, to develop VOIP solutions including a wireless VOIP consumer handset and commercial grade non-KSU VOIP phone system for business.

The Company had signed an agreement with the III and GIL Technologies of Taiwan to sell and install WiMax technology in Northern Italy.  Due to capital constraints, the Company has not yet launched its marketing and sales with Gil, but management is in the process of renegotiating and finalizing the development of the Gil sales channel, and the Company intends to implement marketing and sales efforts once and if the Company is able to obtain sufficient capital resources to proceed with this program, and provided certain terms of the Gil agreement can be successfully renegotiated.

TECHNOLOGY LICENSED

WIMAX. The Company has signed a licensing agreement for Microsoft’s mobile operating platform, for use in telecommunications products including the Company’s N37B handheld computer with advanced RFID capability.

MARKETING

Since June of 2008, The Company has been developing business strategies to market its anticipated products, services and technologies through systems integrators and large companies and government agencies in the U.S. and international markets.  The end user target market planned by management for The Company’s products and solutions are medium to large business to business customers in Information Technology, Retail, Telecommunications, Medical, Logistics, and Defense markets.

The Company has commenced discussions with a major retailer for the development of RFID solutions for its inventory management systems.

COMPETITION

RFID. Our primary competitor in the RFID handheld is Motorola.  Motorola has been developing RFID handhelds for about 10 years and has a well developed line of RFID handheld products to meet many RFID scanning applications.  Motorola is well entrenched with in large Fortune 500 companies.  Other RFID handheld competitors include, Unitech, Advantech, and USI.

In the RFID tag space, the primary competitors are Avery Dennison and Raflatac.  Avery Dennison and Raflatac are part of very large group of paper manufacturers and have the ability to ramp up production on an RFID tag very quickly.  Avery Dennison and Raflatac’s RFID chip sets are some of the best in the market. Avery Dennison is using the Monza 3 RFID chip (manufactured by impinj) and Raflatac has the Higgs 3 RFID chip (manufactured by Alien).

Security and Surveillance. Our primary competitors in the security surveillance space is BRS Labs, 3VR, Aventura Technologies and Sarnoff Corporation.  BRS Labs has some of the most sophisticated video analytics software in the market that includes basic Artificial Intelligence (AI) to monitor video anomalies.  3VR has a DVR/video analytics all-in-one solution that has advanced biometric and a easy to use event or person recall function.

Digital Signage

NDT’s competitors in the digital signage space are Panasonic, LG, Samsung, Vizio, Sharp, Toshiba. Each of these companies is substantially larger, better capitalized, with more employees, well funded, R & D programs, a strong and loyal customer base, and years of experience in the market place.

WiMax

NDT’s competitors for WiMax Base Stations are Alvarion, Tecom, and Fujitsu.

Each of these companies is substantially larger, better capitalized, with more employees, well funded, R & D programs, a strong and loyal customer base, and years of experience in the market place.

VOIP

NDT’s competitors for VOIP market space are Belkin, Vertical, AT&T, and Verizon.

Each of these companies is substantially larger, better capitalized, with more employees, well funded, R & D programs, a strong and loyal customer base, and years of experience in the market place.

EMPLOYEES

Many of NDT's operations are conducted through the use of independent contractors. Independent contractors perform such duties as selling, manufacturing, shipping and computer services. Because of this policy, NDT currently has 12 full time employees.

GOVERNMENT REGULATIONS

The Company may be subject to certain import/export regulations but the Company is not certain as to which regulations will pertain to its business.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We are the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $15,261,120 of June 30, 2009. In addition, we have no working capital deficit as of June 30, 2009. We had net losses of $3,775,709 and $1,329,337 for the years ended June 30, 2009 and 2008, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs.  If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

We May Not Be Able to Generate Sales Or Otherwise Successfully Implement Our Business Plan, Which Could Have a Significant Negative Impact on Our Financial Condition.

Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations..

We are Currently Dependent on External Financing

Currently, we are dependent upon external financing to fund our operations. It is imperative that we receive this external financing to implement our business plan and to finance ongoing operations. New capital may not be available and adequate funds may not be sufficient for our operations, and may not be available when needed or on terms acceptable to our management. Our failure to obtain adequate additional financing would require us to delay, curtail or scale back some or all of our operations and would hinder our ability to implement our business plan or continue our business.

We Do Not Own or Operate a R&D (RESEARCH and DEVELOPMENT) Engineering Team to Develop New Technology or Products

We do not own or operate a research facility or RSD team, nor do we develop new technology or products. We must rely on the research and development activities or our strategic partners.  If our agreements without Strategic partners were to terminate for any reason, we would likely find it difficult to find comparable services and relationships with new strategic partners on comparable terms. This would have an adverse effect on our financial condition and results of operations, and our efforts to implement our business plan.

We Expect Our Targeted Markets to Become Increasingly Competitive and, in the Event We are Unable to Compete against Larger Competitors, Our Business Could Be Adversely Affected

We expect our business to faces competition from other companies developing products and services competitive with our targeted products and services. Competitors with greater access to financial resources may enter our markets and compete with us. We expect that many of our competitors will have longer operating histories, larger customer bases, longer relationships with customers, and significantly greater financial, technical, marketing, and public relations resources than we do. Established companies with competing products or services who have substantially greater financial resources and longer operating histories than us could have a significant adverse impact on our ability to implement our business plan and generate revenues, cash flows and ultimately profitability for our Company.

We Could Fail to Attract or Retain Key Personnel, Which Could Be Detrimental to Our Operations

Our success largely depends on the efforts and abilities of our key executive officers. The loss of the services of any of them could materially harm our business because of the cost and time necessary to find a successor. Such a loss would also divert management’s attention away from operational issues. We do not presently maintain key-man life insurance policies on our key executive officers. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to find and train their replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract sufficient number and quality of staff.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Property

Third party contractors produce and ship the products of NDT. Accordingly we do not maintain manufacturing or warehouse space. Our US Corporate facilities are 3,000 square feet of office space located 620 Newport Center Drive Suite 570, Newport Beach, California 92660. NDT occupies the space pursuant to a month to month lease at a rent of $8,000 per month. NDT believes that if it should ever lose or not be able to renew the lease, it would not be difficult to obtain a comparable and satisfactory office location on similar terms.  NDT also occupies a lab testing office with 1,000 square feet located at 304 SW 16th St., Suite 10, Bentonville, AR 72756. NDT occupies the space pursuant to a yearly lease at a rent of $1200 per month. NDT believes that if it should ever lose or not be able to renew the lease, it would not be difficult to obtain a comparable and satisfactory office location.

NDT has offshore facilities located globally as follows:

1)

Newport Digital Technologies, Ltd. with 3,250 square feet of office space located at 12F, No 866-7 Zhongzheng Rd, Zhonghe City, Taipei County, 235, Taiwan, R.O.C., at a rent of $3000 per month, under a lease with a 12 month remaining term.

2)

Newport Digital Technologies, Inc with 500 square feet of office space located at No. 1-21-4, Taihei, Sumida-Ku, Tokyo, 130-0012, Japan, at no rent to the Company.

3)

Newport Digital Technologies, Pty Ltd., with 500 square feet of office space ABN/ACN 57 111 453 500/111 453 500, 104 Auburn Road, Hawthorn 3122 VIC Australia, at no rent to the Company.

Item 3. Legal Proceedings

The Company has stipulated to a judgment against the Company in favor of Flair Packaging in the amount of $130,000. The Company and Flair Packaging have not reached a satisfactory agreement on the payment terms.

Item 4. Submission of Matters to a Vote of Security Holders

On March 30, 2009, NDT amended its Articles of Incorporation to change the name of the Company to “Newport Digital Technologies, Inc.”, and to increase the number of authorized shares of Capital stock ($.001 par value) of the Company from 600,000,000 shares to 1,800,000,000 shares.  These amendments were approved by five shareholders acting by written consent and holding in the aggregate, shares representing more then 50% of the votes entitled to be cast at a meeting of the Company’s shareholders, and by the Company’s Board of Directors.

There were no other matters submitted to a vote of the share holders during the fiscal year ended June 30, 2009.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol IFDGE.OB. Following is the high and low sales prices for each of the two years in the period ending June 30, 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

UPDATE

Quarter	High	Low

Jul - Sep 2007	.013	.0057
Oct - Dec 2007	.01	.002
Jan - Mar 2008	.0065	.003
Apr - Jun 2008	.04	.0031
Jul - Sep 2008	.019	.004
Oct - Dec 2008	.009	.001
Jan -Mar 2009	.016	.0075
Apr - Jun 2009	.048	0.026

At October 5, 2009 there were approximately 300 record holders of NDT's Common Stock.

NDT has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2009, the Company issued a total of 29,000,000 restricted shares of its common stock to consultants for business consulting services rendered.  The Company also issues a total of 43,750,000 shares of its restricted common stock to a limited number of accredited shareholders for cash, at prices ranging between $0.014 and $0.04 per share.  The transactions were deemed transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 in reliance on section 4(2) of that Act.  (See the Company’s reports filed under the Securities And Exchange Act of 1934, which are incorporated herein by reference)

Item 6. Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note about Forward-Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations.  Statements that are not historical facts are identified as “forward-looking statements”.  The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions, particularly when used in the “future tense”, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release.  These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of NDT’s control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

 These uncertainties, among others, include the success of NDT in obtaining sufficient equity and debt capital on commercially reasonable terms to carry out its business plan, whether advantageous contracts can be negotiated on specific products with NDT’s strategic partners, whether new products will find acceptance in the market place and generate significant sales and profits, the status of US and World economies, and various other factors. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

The Company is a development stage company, and has yet to realize revenues in its business, which is that of developing, marketing and selling cutting edge technology products and services.

The Company has underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.

NDT formalized its technology offerings to RFID, Broadband that included Untethered Digital Signage, WiMax and eLearning, VOIP and Security/Surveillance.  NDT commenced the development of the N37B, a military rugged handheld mobile computer with a host of options including RFID reader, GPS and 3.5G.  This product will be launched into the market in Q4 of 2009.  NDT has signed a distribution agreement with Ingram Micro, one of the largest IT distributors in the world to support sales, marketing and distribution of the N37B product.  NDT also expects to sign a Distribution Agreement with AT&T to distribute a special version of the N37B in Q4 of 2009.  The N37B will also be submitted to the University of Arkansas (UARK) for handheld testing for consideration in becoming part of WalMart’s RFID POS and Supply Chain solutions.

NDT commenced the development of the N5816 WiMax Fixed Site Base Station which is planned to be launch into the market through Ingram Micro in Q4 2009.  NDT commenced marketing studies on VOIP based telecommunications systems and solutions as well as security surveillance video analytics/DVR systems.  NDT plans to develop and deliver these products to the market in Q2 2010.

NDT opened it Bentonville, AR office to commence he development of RFID static lab testing to support RFID solutions for University of Arkansas and Wal-Mart.  NDT project that the lab will be operational by Q1 2010 providing for-fee testing and consultation services.

Results of Operations for the fiscal years ended June 30, 2009 and 2008.

Net Sales: Net sales for the fiscal year ended June 30, 2009, was $0.00. The prior year’s sales of $1,386,000 were reversed because the product could not be made.  Fiscal year 2009 was a development year for the company as it charted a new direction in its business model.  The Company was focused on developing new relationships and developing new product lines for distribution.

Cost of Sales: The Cost of Sales for fiscal year ended June 30, 209, was $0.0.

Selling Expenses: Selling expenses for the fiscal year ended June 30, 2009 was $0.0 as compared to $297,110 for fiscal year ended June 30, 2008. As stated above, the Company was not in the selling phase of its business model in fiscal year ended June 30, 2009

Research and Development Expenses: R&D expenses for the fiscal year ended June 30, 2009 was $733,045 as compared to $0.0 for fiscal year ended June 30, 2008.   The Company placed the majority of its efforts in fiscal year ended June 30, 2009 in the development of new products.

General and Administrative expense: General and Administrative expenses for the fiscal year ended June 30, 2009 was  $3,296,447 as compared to $1,338,784 for fiscal year ended June 30, 2008.   Officers Salaries increased to $1,513,558 as a result of incentives to hire professionals to manage the new business environment.  Consulting expenses rose to $972,828 as the Company increased its efforts to develop cutting edge technologies and products.  Shareholder expenses rose to $344,665 as the company decided to increase its awareness to the investment community to raise investor capital and to increase awareness regarding its stock to attract new shareholders to its existing base of shareholders.

Liquidity and Capital Resource:  Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.  The Company expects to raise an additional $3,000,000 prior to December 31, 2009.  This new capital is expected to provide the bridge financing needed in order for the company to become profitable.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We had a net loss of approximately $3,775,709for the year ended June 30, 2009. We had an accumulated deficit of approximately $15,261,120 and no working capital deficit as of June 30, 2009. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may not be able to implement our business plan, or we may have to curtail our business activities sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to obtain additional financing on reasonable terms, and in the longer term, to generate sufficient cash flow to meet our obligations on a timely basis to retain financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to curtail or cease operations.

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

Material events and uncertainties: We anticipate that we will begin to be profitable during the third quarter 2009.  For this to happen, we must gain financing and deliver a very successful product.

While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the technological industry.. Accordingly, future trends and results cannot be predicted with certainty.

Under current operating conditions, management believes that our sources of cash are insufficient to last through the next year. For NDT continue to operate and to grow its sales it will need to raise additional capital and have profitable revenue.

Certain Trends and Uncertainties:

NDT has in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. The future results of NDT could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

NDT relies heavily on the technology expertise of Taiwan’s Institute for Information Industry (III).  III is one of the world’s leading information technology institutes, established in 1979.  III is sponsored by jointly by the Taiwanese government and private industry.  Without III’s involvement, NDT would most likely not be able to become a leader in WIMAX and RFID technologies.

NDT and III have announced their collaboration to develop and deliver an e-learning solution to the America’s and the South Pacific.  This solution is the sale of a small notebook computer for children.  Under the direction and guidance of NDT and III, ViewSonic Corporation and Quanta have come together to produce a “Lite Bird” computer for distribution and sale through the efforts of NDT.  Without the above mentioned companies this project would not be able proceed.

In general the computer, software, and high technology industries are very competitive and new and improved methodologies and technologies always pose a threat to existing operations.  At anytime those standards utilized by NDT could become obsolete causing sales to drop in its product lines.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk and Supplementary Data.

Not Required.

17

Item 8. Financial Statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

Financial Statements

June 30, 2009 and

For Each of the Two Years in the Period Ended June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:              THE BOARD OF INTERNATIONAL FOOD PRODUCTS GROUP, INC.

We have audited the accompanying consolidated balance sheet of Newport Digital Technologies, Inc. (f/k/a International Food Products Group, Inc.) (a development stage company) as of June 30, 2009, and 2008 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Digital Technologies, Inc. as at June 30, 2009 and 2008 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Saint Louis, Missouri

October 10, 2009

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Balance Sheet

June 30, 2009

	2009	2008
Current Assets
Cash	$209,475	$1,752
Accounts Receivable	--	1,386,000
Prepaid expenses and deposits	935,000	40,833

Total Current Assets	1,144,475	1,428,585

Total assets	$1,144,475	$1,428,585

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$141,282	$1,572,382
Other accrued expenses	--	111,152
Notes payable – related parties	417,876	159,448
Note payable – third party	50,000	80,500

Total current liabilities	609,158	1,923,482

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
554,718,501and 481,968,501, issued and outstanding	554,719	481,969
Common stock subscribed	2,957,500	--
Additional paid-in capital	12,268,217	10,492,545
Deficit accumulated during development stage	(3,775,709)	--
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	535,317	(494,897)

Total liabilities and shareholders’ deficit	$1,144,475	$1,428,585

The accompanying notes are an integral part of the financial statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Operations

For Each of the Two Years in the Period Ended June 30, 2009

			July 1, 2008
			(inception of
			development
	For the years ended June 30,		stage through
	2009	2008	June 30, 2009

Gross sales	$--	$--	$--
Less: returns, discounts and allowances	--	--	--

Net sales	--	--	--
Cost of goods sold	--	--	--

Gross profit	--	--	--

Selling expenses	--	--	--
Research and development	733,045	--	733,045
General and administrative expenses	3,296,447	--	3,296,447

Total operating expenses	4,029,492	--	4,029,492

Loss from continuing operations	(4,029,492)	--	(4,029,492)

Other income (expense)
Interest expense	(4,965)	(10,458)	(4,965)
Debt forgiveness	258,748	--	258,748

Total other income (expense)	253,783	(10,458)	253,783

Loss before provision for income taxes	(3,775,709)	(10,458)	(3,775,709)

Loss from discontinued operations	--	(1,318,879)

Provision for income taxes	--	--	--

Net loss	$(3,775,709)	$(1,329,337)	$(3,775,709)

Net loss per share, basic and diluted:
From continuing operations	$(0.01)	$--
From discontinued operations	--	(0.00)

Shares used in per-share calculation, basic
and diluted	509,223,980	453,537,501

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2009

			July 1, 2008
			(inception of
			development
	For the years ended June 30,		stage through
	2009	2008	June 30, 2009)

Cash flows (used by ) operating activities:	$(3,775,709)	$(1,329,337)	$(3,775,709)
Net loss
Adjustments to reconcile net loss to net cash
used by operating activities
Shares issued for services and debt	382,250	545,600	382,250
Decrease (increase) in assets:
Accounts receivable	--	(1,386,000)	--
Prepaid expenses	40,833	554,143	40,833
Increase (decrease) in liabilities:
Accounts payable	(45,100)	1,268,024	(45,100)
Accrued expenses	(104,275)	111,152	(104,275)
Net cash provided by (used in)
operating activities	(3,502,001)	(236,418)	(3,502,001)

Cash flows provided by financing activities
Proceeds from related party	251,552	159,448	251,552
Payment on notes payable	(30,500)	--	(30,500)
Proceeds from subscribed common stock	2,957,500	12,852	1,472,500
Proceeds from sale of common stock	531,172	64,000	531,172
Net cash provided by financing activities	3,709,724	236,300	3,709,724

Net increase (decrease) in cash	207,723	(118)	207,723
Cash at beginning of year	1,752	1,870	1,752
Cash at end of year	209,475	1,752	209,475

Supplemental Disclosures of Cash Flow Information
Interest paid to third parties	$--	$--	$--

Income taxes paid	--	--	--

Supplemental Schedule of Non-cash investing and financing Activities
Issuance of common shares for prepaid services	$935,000	$--	$935,000
The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

 (a Development Stage Company)

Statement of Shareholders’ Deficit

								Deficit
								Accumulated
					Common	Additional		During
	Preferred stock		Common stock		Stock	Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total

Balance, June 30, 2007	--	$--	414,363,501	$414,364	$--	$9,966,550	$(10,156,074)	$--	$224,840

Shares issued for cash	--	--	8,405,000	8,405	--	55,595		--	64,000
Shares issued for services	--	--	59,200,000	59,200	--	406,400		--	465,600
Preferred stock issued	16,000,000	16,000				64,000			80,000
Net loss for the year	--	--	--	--	--	--	(1,329,337)	--	(1,329,337)

Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	(11,485,411)	--	(494,897)

Shares issued for cash			29,000,000	29,000		502,172			531,172
Shares issued for services			43,750,000	43,750		1,273,500			1,317,250
Cash received for stock subscription					2,957,500				2,957,500
Net loss for the year	--	--	--	--	--	--	--	(3,775,709)	(3,775,709)

Balance, June 30, 2009	16,000,000	$16,000	554,718,501	$554,719	$2,957,500	$12,268,217	$(11,485,411)	$(3,775,709)	$535,317

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(A Development Stage Company)

Notes to the Financial Statements

As of June 30, 2009 and

For Each of the Two Years in the Period Ended June 30, 2009

1.   Summary of Significant Accounting Policies

Company Overview

On March 30, 2009 a Special Meeting of the Company’s shareholders was held and a majority vote of shareholders approved a name change of the Company to Newport Digital Technologies, Inc.  In addition, the number of authorized shares of the Company’s $.001 par value common stock was increased from 600,000,000 shares to 1,800,000,000 shares.

The Company during the past year has continued to broaden its scope of business, leaving the food processing business behind, and devoting all of its resources and attention to developing a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize revenues in its redirected business.

The Company has underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company has developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions.

Revenue Recognition

Product revenues are recognized upon shipment to the customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

           Cash

          For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Prepaid Expenses

     Prepaid expenses represent expenses paid prior to the receipt of the related goods or services and consist primarily of prepaid rent and legal fees.

Research and Development

     Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $733,045 for the year ended June 30, 2009 and $-0- for the year ended June 30, 2008.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At June 30, 2009 and 2008, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

 (Recently adopted)

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The standard was effective for fiscal years beginning after November 15, 2007 (our fiscal 2009).  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements of leases from the provisions of SFAS No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 (our fiscal 2010).  As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these FSPs) was effective for our Company beginning with the first quarter of fiscal 2009.  This adoption did not have a material impact on our results of operations or financial condition for the first quarter of our fiscal 2009.  We have not completed our evaluation of the potential impact, if any, from the remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP 157-2, on our consolidated financial position, results of operations and cash flows.  On October 10, 2008, the FASB issued FSP 157-3, Fair Value Measurements (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of October 25, 2008 did not have a material impact on our results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  As a result, the application of the fair value option for financial assets and financial liabilities of SFAS No. 159 was effective for our Company beginning with the first quarter of fiscal 2009.  At the effective date, an entity could elect the fair value option for eligible items that existed at that date and is required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We chose not to elect the fair value option for our financial assets and liabilities existing on July 30, 2008, and did not elect the fair value option for any financial assets and liabilities transacted during the twelve months ended July 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  This FSP clarifies the application of SFAS No. 157 when there is no active market or where the price inputs being used represent distressed sales.  Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 157-4 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”). This FSP provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred.  This FSP applies to debt securities.  FSP FAS 115-2 will be effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 did not impact our results of operations, cash flows or financial positions.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations, cash flows or financial positions.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued. SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact our results of operations, cash flows or financial positions. We have evaluated events and transactions that occurred after July 30, 2009 through October 7, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141, Business Combinations.  SFAS No. 141R was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141 R-1”). FSP 141 R-1 was issued to deal with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. This Statement is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 (our fiscal 2010). The adoption of SFAS No. 160 will not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our fiscal 2010), with early application encouraged.  The adoption of SFAS No. 161 will not have a material impact on our financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other generally accepted accounting principles in the United States (“GAAP”).  FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 (our fiscal 2010), and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We are in the process of evaluating FSP 142-3 and do not expect it to have a significant impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140  (“SFAS No. 166”) .   SFAS No. 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets.  Additionally, SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”,  and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”,  to qualifying special-purpose entities.  SFAS No. 166 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 166 on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 is effective for financial statements issued for interim and annual periods beginning after November 15, 2009 (our fiscal 2011).  Earlier application is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 167 on our financial statements.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. With limited exceptions, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will be effective in the first quarter of fiscal

2.   Equipment

Equipment consisted of the following as of June 30, 2009:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the years ended June 30, 2009 and 2008 was $0. Equipment was fully depreciated at June 30, 2006.

3.   Accounts Payable

Included in Accounts Payable is a payable to a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 and obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the approximate amount of $130,000.

4.   Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$417,876

Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	$50,000

5.   Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Years Ended June 30,
	2009	2008
Current tax expense:
Federal	--	-
State	--	-
	--	-
Deferred tax expense:
Federal		-
State	--	-
-	--
Total provision	$--	$-

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	For the Years Ended June 30,
	2009	2008
Deferred income tax assets:
Net operating loss carry forward	$4,273,113	$3,301,684
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	4,273,113	3,301,684
Valuation allowance	-4,273,113	(3,301,684
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2009	2008
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other		-
Stock-based compensation	16.8	29.9
Change in valuation allowance	17.2	4.0
Effective income tax rate	--%	0.1%

The Company also has federal and state net operating loss carryforwards of approximately $15,000,000. The federal  net operating loss carryforwards will begin to expire in the years 2018.

6.   Commitments

The Company rents its corporate office on a month to month basis.

7.   Going Concern -

The Company has incurred net losses for the year of $3,775,709, and has a retained deficit of $15,261,119, is in the development stage, and has no revenues.   Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.   Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2009. The Company does not have a formal plan for granting options.

Stock options granted and outstanding at June 30, 2009. There were no changes during the years then ended June 30, 2000 and 2008 All options granted are fully vested at June 30, 2009 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2009:

		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2007	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2008	16,650,000	0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2009	16,650,000	$0.133
Exercisable at June 30, 2008	16,650,000	$0.133
Exercisable at June 30, 2009	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2009:

Stock Options Outstanding

		Weighted Average
Average Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.08	11,250,000	3.5	0.083
$0.25	5,400,000	6.2	0.25
	16,650,000	4.4	0.133

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

	For the Years Ended June 30,
	2009	2008
Volatility	360%	175% to 736%
Expected dividends
Risk-free rate	2.66% to3.87%	2.18% to 3.66%
Expected life of the options	1.0 to 2.0 years	1.0 to 2.0 years
A summary of share activity follows.
	For the Years Ended June 30,
	2009	2008
Shares issued to non employees for services:
Number of shares issued	33,750,000	59,200,000
Estimated fair value	$1,267,250	$465,600-
Shares issued to employees in satisfaction of accrued payroll:
Number of shares issued - Common	10,000,000	-
Number of shares issued - Preferred	-	16,000,000
Estimated fair value – Common	$50,000	$-
Estimated fair value – Preferred	$-	$80,000

9.   Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares.

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended June 30,
	2009	2008
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$3,775,709	$(1,329,337)
Denominator:
Weighted average shares - basic and diluted	509,223,980	453,547,501
Loss per common share, basic and diluted	$(0.00)	$0.00

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

Common shares reserved for future issuance are as follows:

	For the Years Ended June 30,
	2009	2008
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000

10.   Discontinued Operations

The Company has discontinued its previous business plan that was in effect in the year ended June 30, 2008 and has reported those operations as discontinued operations on the statement of operations.

11.   Stock Transactions

During the year ended June 30, 2009 the Company issued 59,200,000 shares of its common stock to consultants for services valued at $1,317,250 and 29,000,000 shares for cash proceeds of $531,172. In addition during the year ended June 30, 2009, the Company received cash proceeds totaling $2,957,500 for common stock subscriptions.

 During the year ended June 30, 2008 the Company issued 67,605,000 shares of its common stock, 59,200,000 to consultants for services, and 8,405,000 for cash of $64,000 The shares were valued at their value at the date of issuance.  The Company also issued 16,000,000 preferred shares to its President , a related party for accrued salary of $80,000.

12.   Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $417,876 and $159,448 at June 30, 2009 and 2008 respectively.

During the year ended June 30, 2008 the Company issued 16,000,000 preferred shares to an officer, director and major shareholder for accrued salary.  The preferred shares were valued at $80,000.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.9

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with NPDT for each of the directors and officers of NPDT.

Name	Age Position (1)

Richard Damion	66
Chairman, CEO, CFO, Secretary, Treasurer and Director since 1996
Robert George, Director since 2001	74
Michael Lutton, President, Director since 2009	52
Gary DeMel, CEO since 2009	52
Wei Ling (Spelling), COO and CTO since 2009	52

(1) All executive officers are elected by the Board and hold office until the next Annual Meeting of shareholders and until their successors are elected and agree to serve.

Richard Damion has been chairman of NDT since it began operations in 1996.   From 1992 through 1996 he was the president and CEO of Pacific Snax Corporation, a snack food company where he was in charge of general operations and product development.

Robert George has been a director of the Company since August 2001. He was owner and operator of RGA, Inc., at one time the largest Health Food Brokerage Company in America which he sold after 18 years. In 1999 he came out of retirement to become the Vice President of Sales and part owner of Dr Soy Nutrition, an Energy bar company that has Distribution in over 12,000 outlets in the U.S. including Wal-Mart, Sam’s Clubs and all U.S. Military Commissaries to name a few.

Michael T. Lutton, age 52, has a long and varied business career dealing with global banks and investors. Mr. Lutton served as President of both The Irvine Industrial Company and the Irvine Office Company, subsidiaries of the Irvine Company, Orange County, California, from 1984 to 1993.  In this position, he was responsible for the development of commercial buildings, leasing and sales of commercial buildings, and asset management for the companies.  These subsidiaries were responsible for all development and asset management of The Irvine Company's "on and off ranch" portfolios. Mr. Lutton served as Chairman and CEO of PM Realty Group, a large asset management company, holding that position from 1993 to 2000.  PM Realty Group was engaged in leasing, selling and asset and property management of large commercial buildings and properties.. From 2001 to the present, Mr. Lutton has served as a Managing Member of Centurion Partners, a Company engaged in real estate development.  In this position Mr. Lutton oversaw the acquisition and development of the 33 story Sapphire Tower Condominium Project in downtown San Diego.  Mr. Lutton has a Bachelor of Science from the University of Southern California.

.

Mr. DeMel, age 52,  is a twenty-eight year veteran of the semiconductor and high-tech industries, has held several senior management positions within Intel Corp., ATI Inc., and Level One Communications, Inc. and is well know worldwide in leadership circles involved in the development, manufacture and sale of  products utilizing wireless, computing, networking, gaming and graphic technologies.

Mr. DeMel was President and a director for Micro Imaging Technologies, Inc., a company engaged in developing a laser-based, rapid microbial identification technology business, from January of 2007 to June of 2009.  From June 2007, through June of 2008, Mr. DeMel was CEO and President of Earth First Industries, Inc. a company in the business of developing, marketing and distributing the first environmental friendly packaging materials patented from his IP.  Mr. DeMel continues to serve as CEO of Environmental Synergy, Inc. Since March 2004, Mr. DeMel has formed ESL and has developed and marketed some of the most leading edge technologies in the wireless, medical and alterative energy markets, while Mr. DeMel continues to drive further advancement in semiconductor development and with associated breakthroughs in software worldwide.

None of our four directors is considered an independent director.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

Section 16(A) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CEO	0	0	0

Robert George, Director	0	0	0

20

Item 11. Executive Compensation

The following table sets forth certain information as to our officers and directors.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Richard Damion, COB, CFO	2007	0	0	0
	2008	150,000	80,000	230,000
	2009	0	660,000	660,000
Joseph R. Rodriguez, Jr., Former CFO	2007	0	0	0
	2008	65,000	50,000	115,000
	2009	0	0	0
Robert George, Director	2007	25,000	3,000	28,000
	2008	25,000	25,000	50,000
	2009	14,272	25,000	34,272
Ketan Mehta, Former President	2007	250,000	1,232,500	1,482,500

Gary DeMel, CEO	2009	0	0	0
Mike Lutton, President	2009	150,000	600,000	750,000
Wei Ling(Spelling)	2009	0	0	0

None of the stock awards to executives included unexercised options, stock that has not vested or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of October 5, 2009 and by the officers and directors of NPDT as a group. Except as otherwise indicated, all shares are owned directly

	Common	Percent of	Preferred	Percent of
Name and Address	Shares	Class (1)	Shares	Class

Richard Damion (2)	189,643,457	10.54%	16,000,000	100%
620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660

Gary Demel (3)	120,000,000	6.67%
620 Newport Center Drive, Suite 1100

Michael Lutton	120,000,000	6.67%
620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660

Robert George	16,384,998	0.91%
620 Newport Center Drive, Suite 1100
Newport Beach, CA 92660

Ketan Mehta	80,040,000	4.45%
620 Newport Center Drive, Suite 1100

All executive officers, directors, and outside individuals as a group (five)	526,068,455	29.23%

21

(1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 189,643,457 common shares held by Mr. Damion, 183,643,457 shares are owned outright. The remaining 6,000,000 shares are shares which can be acquired by Mr. Damion through the exercise of options.

(3) Of the 120,000,000 common shares held by Mr. DeMel, 120,000,000 shares are shares which can be acquired by Mr. DeMel through the exercise of options.

Item 13. Certain Relationships and Related Transactions

There have been no transactions by the company within last two years where either the company as an issuer, or a director, officer or shareholder of the company, had an indirect or direct interest except as follows:

•	Receipt of stock compensation by the officers and directors of NPDT for the dollar amount set forth in the executive compensation table;

•

The receipt of 899,182 shares of common stock by Joseph R. Rodriguez, Jr., for cancellation of approximately $27,000 in debt owed to Mr. Rodriguez by NPDT.  The stock was issued at the trading value on the date of settlement which is the same transaction given to third parties for the cancellation of debt.

•

The receipt of 362,371 shares of common stock by Richard Damion for cancellation of approximately $10,800 in debt owed to Mr. Damion by NPDT.  The stock was issued at the trading value on the date of settlement which is the same transaction given to third parties for the cancellation of debt.

PART IV

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2009 and 2008 was approximately $15,000.

Audit-related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2009 and 2008

All other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2009 and 2008 were $0 and $0 respectively.

Item 15. Exhibits

Exhibits

14.1	Code of Ethics (included with Form 10-KSB filing on Nov. 16, 2004.)

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

99.01	Definitions of an Independent Director

22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT DIGITAL TECHNOLOGIES, INC.

By: /s/ Gary DeMel

Chief Executive Officer

Date: 10/13/2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion

Richard Damion, Director and

Principal Financial Officer

Principal Accounting Officer

Date: 10/13/2009

By:  /s/ Robert George

Robert George, Director

Date: 10/13/2009

By:  /s/ Mike Lutten

President and  Director

Date: 10/13/2009

23