Form 10-Q
period 2009-09-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2009-11-13
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-33251

NEWPORT DIGITAL TECHNOLOGIES, INC.

(Formerly International Food Products Group, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada	33-0903004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2009, the issuer had 1,269,570,001 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to the Financial Statements

As of September 30, 2009 and

For Each of the Three-Month Periods Ended September 30, 2009 and 2008

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, September 30, 2009	3
Statements of Operations For Each of the Three-Month Periods Ended September 30, 2009 and 2008	4
Statements of Cash Flows For the Three-Month Periods Ended September 30, 2009 and 2008	5
Notes to the Financial Statements	6

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Balance Sheet

Assets	September 30, 2009	June 30, 2009
Current Assets

Cash	$ 51,867	$ 209,475
Accounts Receivable	-	--
Prepaid expenses and deposits	820,334	935,000

Total Current Assets	872,201	1,144,475

Total assets	$ 872,201	$ 1,144,475

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$141,282	$141,282
Other accrued expenses	6,876	--
Notes payable – related parties	641,000	417,876
Note payable – third party	50,000	50,000

Total current liabilities	839,158	609,158

Commitments and contingencies
Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.011 par value	16,000	16,000
Common Stock $.001 par value 1,800,000,000 shares authorized
1,269,570,001 and 554,718,501 issued	1,269,571	554,719
Additional Paid –In Capital	20,977,432	12,268,21
Stock Subscribed	--	2,957,500
Accumulated deficit	(11,485,411)	(11,485,411)
Deficit accumulated during development stage	(10,744,551)	(3,775,709)

Total shareholders’ equity (deficit)	33,043	(535,317

Total liabilities and shareholders’ deficit	872,201	$ 1,144,475

The accompanying notes are an integral part of the financial statements.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Operations

(Unaudited)

For Each of the Three-Month Periods Ended

September 30,  2009 and 2008

For the Three-Month Period Ended September 30

2009	2008	July 1, 2008 (Inception) of development stage through September 30, 2009

Gross sales	$-	$-	$-
Less: returns, discounts and allowances	-	-	-
Net sales			-
Cost of good sold	-	-	-
Gross profit			-
Selling expenses		--
Research and development	62,863	--	795,908
General and administrative expenses	6,905,979	387,782	10,202,426
Loss from operations	(6,968,842)	(387,782)	(10,998,334)
Other Income (Expense):
Interest Expense	--	(2,592)	(4,965))

Other Income	--	189,033	582,948
Total other income (expense)	--	186,441	577,983
Loss before provision for income taxes	(6,968,842)	(201,341)	(10,420,351)
Provision for income taxes
Net loss	$ (6,968,842)	$ (201,341)	$(10,420,351)
Net loss per share, basic and diluted	$(0.008)	$ (0.004)
Shares used in per-share calculation, basic and diluted	912,144,466	485,718,501

The accompanying notes are an integral part of the financial statements.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Cash Flows

(Unaudited)

For Each of the Three-Month Periods Ended September 30, 2009 and 2008

July 1, 2008 (Inception) of development stage through September 30, 2009	For the Three-Month Periods Ended September 30,

	2009	2008
Cash flows from operating activities:

Net loss	$(10,744,551)	$(6,968,842)	$(201,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Shares issued for services	6,781,818	6,399,568	216,000

Decrease (increase) in assets:
Prepaid expenses	155,499	114,666	(32,750)
Increase (decrease) in liabilities:
Accounts payable	(45,100)	--	79,411
Accrued expenses	(97,399)	6,876	33,565
Accrued payroll costs			--
Net cash provided by (used in) operating activities	(3,949,733)	(447,732)	(63,937)
Net cash provided by financing activities			-
Cash flows from financing activities:
Proceeds from issuance of note payable	474,676	223,124	64,002
Cash received for subscribed stock	2,957,500
Payment on a note payable from a related party	(30,500)	--	-
Sale of common shares	598,172	67,000
Net cash provided by financing activities	3,999,848	290,124	64,002
Net increase in cash	50,115	(157,608)	65
Cash at beginning of period	1,752	209,475	1,752
Cash at end of period	$51,867	51,867	$1,817
Interest Paid	$-	-	$-
Income Taxes Paid	$-	-	$-

The accompanying notes are an integral part of the financial statements.

Notes to the Financial Statements

As of March 31, 2009 and

For Each of the Three-Month Periods Ended September 30, 2009 and 2008

1.    Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the management of Newport Digital Technologies, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2009, the results of its operations and cash flows for the three-month periods ended September 30, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2009 included in the Company's Form 10-KSB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Research and Development

     Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $62,863 for the three months  ended September  30, 2009 and $-0- for the three months ended September  30, 2008.

Fair Value of Financial Instruments

FASB CAS Topic regarding  Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. Financial instruments are generally defined as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At September  30, 2009 and 2008, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

Stock-based compensation

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB CAS Topic regarding "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during the three months periods ended September 30, 2009 and 2008.

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

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

?

FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.    Equipment

Equipment consisted of the following as of September 30, 2009:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the three months ended September  30, 2009 and 2008 was $0. Equipment was fully depreciated at June 30, 2006.

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

4.    Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$641,000

Note payable to a shareholder, uncollateralized with interest @10% due on demand, including interest	$50,000

$691,000

  5.    Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Three Months Ended September 30,
	2009	2008
Current tax expense:
Federal	--	-
State	--	-
	--	-
Deferred tax expense:
Federal		-
State	--	-
-	--
Total provision	$--	$-

Significant components of the Company's deferred income tax assets and liabilities at September  30, 2009 and 2008 are as follows:

	September 30, 2009	June 30, 2009
Deferred income tax assets:
Net operating loss carry forward	$7,667,017	$5,341,392
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	7,667,017	5,341,392
Valuation allowance	(7,667,017)	(5,341,932)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2009	2008
Tax benefit at U.S. statutory rate	(34.0)%	(34.0)%
State tax provision	-	-
Other		-
Stock-based compensation	31.4	29.9
Change in valuation allowance	2.60	4.0
Effective income tax rate	--%	--%

The Company also has federal and state net operating loss carryforwards of approximately $16,000,000. The federal net operating loss carryforwards will begin to expire in the years 2018.

6.    Commitments

The Company rents its corporate office on a month to month basis.

7.    Going Concern

The Company has incurred net losses for the three months ended September 30, 2009 totaling $6,968,842, and has a retained deficit of $22,229,962, is in the development stage, and has no revenues.   Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.    Stock Transactions

During the three months ended September 30, 2009 the Company issued 495,551,500 shares of its common for services valued at $6,075,368 and 219,300,000 shares for cash proceeds of $67,000 and the $2,957,500 of common stock subscriptions received prior to June 30, 2009.

During the year ended June 30, 2009 the Company issued 59,200,000 shares of its common stock to consultants for services valued at $1,317,250 and 29,000,000 shares for cash proceeds of $531,172. In addition during the year ended June 30, 2009, the Company received cash proceeds totaling $2,957,500 for common stock subscriptions.

 During the year ended June 30, 2008 the Company issued 67,605,000 shares of its common stock, 59,200,000 to consultants for services, and 8,405,000 for cash of $64,000 The shares were valued at their value at the date of issuance.  The Company also issued 16,000,000 preferred shares to its President, a related party for accrued salary of $80,000.

9.    Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $641,000 and $417,876 at March 30, 2009 and December 31, 2009 respectively.

During the year ended June 30, 2008 the Company issued 16,000,000 preferred shares to an officer, director and major shareholder for accrued salary.  The preferred shares were valued at $80,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended September 30, 2009 and 2008

Net Sales. Net sales for the three month ended September 30, 2009 and 2008 were $0.  We had no sales in the current period as we are gearing up with our new business plan.

Cost of Sales. The Cost of Sales for the three month period ended September 30, 2009 and 2008 was $0.

Research & Development. R&D expense for the three month period ended September 30, 2009, was $62,863 compared to $0.0 in the prior period.  The company discontinued its food operations and started to devote its attention to developing technologies in December 2008.

General and Administrative expenses. General and Administrative expenses for the three month period ended September 30, 2009, were $6,905,979 compared to $387,782 in the same period in 2008.  In order to restructure the new business it was imperative to increase consultants and professional fees; $5,861,213.  The company hired high level, industry experts to operate the company which increased officer salaries to $210,932 and office salaries to $105,350.  Investor relations increased to $206,093 in an effort to keep our shareholder base informed during the transition. Also, legal was a significant expense at $319,569 in the transformation and to prepare documentation to increase company capital.  Travel and engineering were $43,396 and $50,000 respectfully.

Liquidity and Capital Resources. We have experienced net losses of $6,968,842 and $201,341 for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, we had $52,867 in cash. As a development stage company in our new field of endeavor, we currently do not have revenue producing operations, and we must sustain operations through equity and debt financing.

Since our adoption of our new business plan in July of 2008, we have financed cash flow requirements through the issuance of common stock for cash and services and through loans. As we expand our operational activities, we will continue to experience net negative cash flows until we establish revenue producing operations with sufficient depth to off set our expenses. We hope to be able to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide the necessary working capital to implement our business plan and achieve positive cash flow. Financing may not be available, and, if available, it may not be available on acceptable terms. Such financing it will likely have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, depending on the terms of its placement, among other things result in dilution to our shareholders. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products and services, we could be forced to curtail or possibly cease operations.

In the first three months of our current fiscal year, the Company has sold a total of 219,300,000 shares for cash proceeds of $67,000 and the $2,957,500 of common stock subscriptions received prior to June 30, 2009, and issued a total of 495,551,500 shares of its common stock in consideration for services rendered which were valued  in the aggregate at $6,075,368.

Plan of Operations.

Beginning in the December 2008 quarter, the Company decided to discontinue all operations in the food industry and devote all of its resources and attention to developing a technology business.

The Company entered into a strategic relationship for various technologies with the Institute for Information Industry (III) and The Industrial Technology Research Institute (ITRI) in Taiwan.  III and ITRI were established in 1979 as quasi-governmental organizations, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  Specifically, this relationship allows our Company to develop, license and sell technology developed by III and ITRI, and customized to our customers’ specifications into the U.S. and international markets.  The Company has elected to initially work with the III and ITRI in developing and marketing wireless technologies in RFID, WiMAX, Voice Over Internet Protocol (VOIP) , digital  signage and LED lighting, and security and surveillance technology markets.

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

WiMAX, meaning Worldwide Interoperability for Microwave Access, is a telecommunications technology that provides wireless transmission of data using a variety of transmission modes, from point-to-multipoint links to portable and fully mobile internet access. The technology provides broadband speed without the need for cables. The name "WiMAX" was created by the WiMAX Forum, an inter-industry and independent group, which was formed in June 2001 to promote conformity and interoperability of the standard. The forum describes WiMAX as "a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL”.

Voice Over Internet Protocol or VOIP, is an IP telephony term for a set of facilities used to manage the delivery of voice information over the Internet. VoIP involves sending voice information in digital form in discrete packets rather than by using the traditional circuit-committed protocols of the public switched telephone network (PSTN). A major advantage of VoIP and Internet telephony is that it avoids the tolls charged by ordinary telephone service.

Digital Signage and LED Lighting. Through its relationship with III, The Company has entered into a strategic worldwide distribution agreement with FormoLight Technologies, Inc., a Taiwan-based professional manufacturer specializing in LED signage and LED lighting systems. The Company’s intent is to work with FormoLight in customizing LED digital signage solutions that the Company will then market and sell through strategic sales channel partners in the United States and international markets. The Company has secured non-exclusive worldwide marketing and distribution rights to Formolight’s products and solutions.  Additionally, for any technology or solution that The Company and FormoLight “jointly develop”, the Company will have exclusive global marketing and distribution rights.

Security and Surveillance Technologies developed by III/ITRI and intended to be marketed by NDT have abroad application to provide advanced security solutions to national border, port, home, business and public environments.

Since June of 2008, the Company has been developing business strategies to market these technologies through sales channel partners that have large, established client bases.  Milestones to date have included signing a distribution agreement with Ingram Micro, one of the world’s largest technology distribution and logistics companies.  Ingram Micro services a large network of systems integrators (SI’s) that are potential customers for the Company’s products and solutions.  The Company has actively engaged with Ingram Micro to develop sales of its products and solutions to Ingram Micro’s customer base.

During the quarter ended September 30, 2009, the company continued to further develop its technology business model.  The company is in the process of renegotiating its agreement with Gil Technologies in order further clarify as well as to broaden the scope of the relationship. The company anticipates that it can conclude this renegotiation within the next 90 days.

The company has also continued development of its eLearning pilot program with the Orange County School district and anticipates that provided sufficient funding is obtained, the pilot will begin deployment in summer of 2009.

The company also continued to make advancements  in developing RFID solutions and has opened an office in Bentonville, Arkanasas and has hired two RFID experts who previously work for the RFID Research Center at Sam Walton Business College at the University of Arkansas.  The Company is actively engaged in developing an end-to-end solution through its collaboration with ITRI and the RFID Research lab in order to effectively enter the RFID market.  The Company is also working closely with III, ITRI and a major retailer in an effort to establish EPC Global standards to further the adoption of RFID technology in the retail inventory management market.

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

Item 4(T). Controls and Procedures

Evaluation of and Report on Internal Control over Financial Reporting

The management of Newport Digital Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 1. A. Risk Factors

 Risks Related to Our Business

We Have Historically Lost Money and Losses May Continue in the Future.

We have historically lost money.   The loss for the fiscal year ended June 30, 2009 was $3,775,709 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2009 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the company issued 219,300,000 shares for cash proceeds of $67,000 and the $2,957,500 of common stock subscriptions received prior to June 30, 2009.  The capital was used entirely for working capital.

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

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT DIGITAL TECHNOLOGIES, INC.

By: /s/ Gary DeMel

Chief Executive Officer

Date: November 13, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion

Richard Damion, Director and

Principal Financial Officer

Principal Accounting Officer

Date: November 13, 2009

By:  /s/ Robert George

Robert George, Director

Date: November 13, 2009

By:  /s/ Mike Lutten

President and  Director

Date:November 13, 2009