Form 10-Q
period 2009-12-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-02-16
CIK 1019216

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

Copies to:  Donald G. Davis, Esq.

PO Box 12009

Marina Del Rey, CA. 90295

(310) 823-8300

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2009, the issuer had1,269,570,001 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

Newport Digital Technologies, Inc.

INDEX TO FORM 10-Q

TABLE OF CONTENTS                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)

Assets
Current Assets
Cash	$505	$209,475
Prepaid expenses and deposits	210,666	935,000
Total current assets	211,171	1,144,475

Total assets	211,171	1,144,475

Liabilities and Shareholders' Deficit
Current Liabilities
Bank overdraft	12,223	--
Trade accounts payable	141,282	141,282
Other accrued expenses	242,876	--
Notes payable - Related parties	1,028,590	417,876
Notes payable - Third party	50,000	50,000
Total current liabilities	1,474,971	609,158

Commitments and contingencies

Shareholders' Deficit
Preferred stock $.001 par value 16,000,000 shares
authorized and issued	16,000	16,000
Common stock $.001 par value, 1,800,000,000 shares
authorized 1,269,570,001 and 554,718,501 issued	1,269,571	554,719
Additional paid-in capital	20,221,432	12,268,210
Common stock subscribed	200,000	2,957,508
Accumulated deficit	(11,485,411)	(11,485,411)
Deficit accumulated during development stage	(11,485,392)	(3,775,709)
Total shareholders' deficit	(1,263,800)	535,317

Total liabilities and shareholders' deficit	$211,171	$1,144,475

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Operations

(Unaudited)

For the three and six-Month Periods Ended

December 31, 2009 and 2008

					July 1, 2008
					(Inception)
					of development
	Three months ended		Six months ended		stage through
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Gross sales	$--	$--	$--	$--	$--
Less - Returns and allowances	--	--	--	--	--
Net sales	--	--	--	--	--
Cost of goods sold	--	--	--	--	--

Gross profit	--	--	--	--	--

Operating expenses
Selling expenses
Research and development'	1,200		64,063		797,108
General and administrative	739,641	387,782	7,645,620	387,782	11,266,267
Total operating expenses	740,841	387,782	7,709,683	387,782	12,063,375

Loss from operations	(740,841)	(387,782)	(7,709,683)	(387,782)	(12,063,375)

Other income (expense)
Interest expense	--	(2,592)	--	(2,592)	(4,965)
Other income	--	189,033	--	189,033	582,948
Total other income (expense)	--	186,441	--	186,441	577,983

Loss before provision for
income taxes	(740,841)	(201,341)	(7,709,683)	(201,341)	(11,485,392)

Provision for income taxes	--	--	--	--	--

Net loss	$(740,841)	$(201,341)	$(7,709,683)	$(201,341)	$(11,485,392)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Shares used in per-share calculations, basic and diluted	$1,269,570,001	$485,718,501	$1,157,713,617	$485,718,501

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Cash Flows

(Unaudited)

For the Six-Months Periods Ended December 31, 2009 and 2008

			July 1, 2008
			(Inception)
			of development
	Six months ended		stage through
	December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(7,709,683)	$(201,341)	$(11,485,392)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services	5,667,566	216,000	6,635,818
Decrease (Increase) in assets
Prepaid expenses	700,334	(32,750)	155,165
Increase (decrease) in liabilities
Bank overdraft	12,223	--	12,223
Accounts payable		(79,411)	(45,100)
Accrued expenses	242,876	33,565	138,601

Net cash used in operating activities	(1,086,684)	(63,937)	(4,588,685)

Cash flows provided by (used in) financing activities
Proceeds from issuance of notes payable	610,714	64,002	862,266
Cash received for subscribed stock	200,000	--	3,157,500
Payment on a note payable	--	--	(30,500)
Sale of common shares	67,000	--	598,172

Net cash provided by financing activities	877,714	64,002	4,587,438

Net increase in cash	(208,970)	65	(1,247)

Cash at beginning of period	209,475	1,752	1,752

Cash at end of period	505	1,817	505

Interest paid	$--	$--	$--
Income taxes paid	--	--	--

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares for prepaid services	$203,000	$--	$203,000

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

(a Development Stage Company)

Statements of Shareholders’ Deficit

								Deficit
								Accumulated
					Common	Additional		During
	Preferred stock		Common stock		Stock	Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total

Balance, June 30, 2007	--	$--	414,363,501	$414,364	$--	$9,966,550	$(10,156,074)	$--	$224,840

Shares issued for cash	--	--	8,405,000	8,405	--	55,595		--	64,000
Shares issued for services	--	--	59,200,000	59,200	--	406,400		--	465,600
Preferred stock issued	16,000,000	16,000				64,000			80,000
Net loss for the year	--	--	--	--	--	--	(1,329,337)	--	(1,329,337)

Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	(11,485,411)	--	(494,897)

Shares issued for cash			29,000,000	29,000		502,172			531,172
Shares issued for services			43,750,000	43,750		1,273,500			1,317,250
Cash received for stock subscription					2,957,500				2,957,500
Net loss for the year	--	--	--	--	--	--	--	(3,775,709)	(3,775,709)

Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	(11,485,411)	(3,775,709)	535,317

Shares issued for services			495,551,500	495,551		5,148,015			5,643,566
Shares issued for cash			219,300,000	219,300	(2,957,500)	2,805,200			67,000
Cash received for stock subscription					200,000				200,000
Net loss for the six months ended	--	--	--	--	--	--	--	(7,709,683)	(7,709,683)

Balance December 31, 2009	16,000,000	$16,000	1,269,570,001	$1,269,570	$200,000	$20,221,432	$(11,485,411)	$(11,485,392)	$(1,263,800)

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

Notes to the Financial Statements

December 31, 2009

1.     Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the management of Newport Digital Technologies, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of December 31, 2009, and the results of its operations and cash flows for the three and six month periods ended December 31, 2009 and 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2009 included in the Company's Form 10-K.   The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $64,063 for the six months ended December 31, 2009 and $-0- for the six months ended December 31, 2008.

Fair Value of Financial Instruments

FASB ASC Topic regarding   Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. Financial instruments are generally defined as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At December 31, 2009 and 2008, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during the three and six months periods ended December 31, 2009 and 2008.

 Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire products sold to others.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumption that has been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset and the valuation of share-based compensation. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statement.

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

FASB ASC Topic 855, “Subsequent Events” . In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.   The Company has reviewed subsequent events through February 11, 2010, the date the financial statements were available for issuance.  There were no reportable subsequent events.

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

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “ Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" , which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

FASB ASC Topic 810, “Variables Interest Entities ”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

FASB ASC Topic 820 , “ Fair Value measurement and Disclosures ”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “ Fair Value Measurements and Disclosures ”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

FASB ASC Topic 740 , “ Income Taxes ”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2.     Equipment

Equipment consisted of the following as of December 31, 2009:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the three and six months ended December 31, 2009 and 2008 was $0. Equipment was fully depreciated at June 30, 2006.

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

4.     Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$1,028,590

Note payable to a shareholder, uncollateralized with interest @10% due on demand, including interest	$50,000
$1,078,590

5.     Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Three Months Ended September 30,
	2009	2008
Current tax expense:
Federal	--	-
State	--	-
	--	-
Deferred tax expense:
Federal		-
State	--	-
-	--
Total provision	$--	$-

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	December 31, 2009	June 30, 2009
Deferred income tax assets:
Net operating loss carry forward	$8,039,781	$5,341,392
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	8,039,781	5,341,392
Valuation allowance	(8,039,781)	(5,341,932)
Net deferred income tax asset	-	-

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

7.     Going Concern

The Company has incurred net losses for the six months ended December 31, 2009 totaling $7,709,683, and has a retained deficit of $22,970,803, is in the development stage, and has no revenues.   Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.     Stock Transactions

During the three months ended September 30, 2009 the Company received $200,000 of common stock subscriptions.

During the three months ended September 30, 2009 the Company issued 495,551,500 shares of its common for services valued at $6,075,368 and 219,300,000 shares for cash proceeds of $67,000 and the $2,957,500 of common stock subscriptions received prior to June 30, 2009.

 In the first six months of our current fiscal year, the Company has sold a total of 213,900,000 shares for cash proceeds of $1,269,500, and issued a total of 354,051,500 shares of its common stock in consideration for services rendered which were valued in the aggregate at $6,478,068.

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

9.     Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $1,028,590 and $417,876 at December 31, 2009 and June 30, 2009 respectively.

During the year ended June 30, 2008 the Company issued 16,000,000 preferred shares to an officer, director and major shareholder for accrued salary.  The preferred shares were valued at $80,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three month periods ended December 31, 2009 and 2008

Net Sales. Net sales for the six month ended December 31, 2009 and 2008 were $0.  We had no sales in the current period as we are gearing up with our new business plan.

Cost of Sales. The Cost of Sales for the six month period ended December 31, 2009 and 2008 was $0.

Engineering Expense. Engineering Expense for the six month period ended December 31, 2009, was $291,883 compared to $0.0 in the prior period.  The company discontinued its food operations and started to devote its attention to developing technologies in December 2008.

General and Administrative expenses. General and Administrative expenses for the six month period ended December 31, 2009, were $7,645,620compared to $387,782 in the same period in 2008.  In order to restructure the new business it was imperative to increase consultants and professional fees; $5,881,000.  The company hired high level, industry experts to operate the company which increased officer salaries to $285,400and office salaries to $372,116.  Investor relations increased to $410,973 in an effort to keep our shareholder base informed during the transition. Travel and engineering were $91,000 and $291,000 respectfully.

Liquidity and Capital Resources. We have experienced net losses of $7,709,683 and $201,341 for the six months ended December 31, 2009 and 2008, respectively. At December 31, 2009, we had $505 in cash and $115,000 in non-refundable deposits. As a development stage company in our new field of endeavor, we currently do not have revenue producing operations, and we must sustain operations through equity and debt financing.

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

In the first six months of our current fiscal year, the Company has sold a total of 213,900,000 shares for cash proceeds of $1,269,500, and issued a total of 354,051,500 shares of its common stock in consideration for services rendered which were valued in the aggregate at $6,478,068.

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

WiMAX, meaning Worldwide Interoperability for Microwave Access, is a telecommunications technology that provides wireless transmission of data using a variety of transmission modes, from point-to-multipoint links to portable and fully mobile internet access. The technology provides broadband speed without the need for cables. The name "WiMAX" was created by the WiMAX Forum, an inter-industry and independent group, which was formed in June 2001 to promote conformity and interoperability of the standard. The forum describes WiMAX as "a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL.”

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

Since June of 2008, the Company has been developing business strategies to market these technologies through sales channel partners that have large, established client bases.  Milestones to date have included signing a distribution agreement with Ingram Micro, one of the world’s largest technology distribution and logistics companies.  Ingram Micro services a large network of systems integrators (SI’s) that are potential customers for the Company’s products and solutions.  The Company has actively engaged with Ingram Micro to develop sales of its products and solutions to Ingram Micro’s customer base. The Company has initiated a co-marketing program with Ingram Micro’s Data Capture and POS  division located in Carlsbad, CA.  This co-marketing program will include incentive sales programs for Ingram’s sales force.  We believe that Ingram Micro will begin to find new sales channels for the Company’s N37B RFID reader and RFID tag technology product which is out to the field to generate sales leads.

During the quarter ended December 31, 2009, the Company successfully completed AT&T Network Certification for its rugged handheld N37B computing device that will subsequently  be strategically channeled through to AT&T's Special Vertical Markets (SVM) with Ingram Micro as its logistics and distribution partner as described above.

During the quarter ended December 31, 2009, the company finalized its joint venture and distribution agreement with GIL Technologies, Inc.  Under the terms of the agreement, the Company will have worldwide distribution rights to GIL’s complete WiMax solution.  We anticipate revenue from WiMax sales efforts to commence in the March, 2010 quarter.

The Company has also launched the installation of a WiMax base station and long range subscriber stations, encompassing four buildings for Newport Center Medical Plaza in Newport Beach, California. With over 300 doctors and dentists, Newport Center Medical Plaza is one of the largest medical complexes in California.  This project is corollary to the current Phase I installation project with the Orange County Department of Education's (OCDE) Learning Resources Center (LRDC) in Costa Mesa, CA. The Company anticipates that it will use this installation to validate the potential of a recurring revenue model based on private business subscriptions for a high-speed, secure wireless solutions.

Upon completion of Phase I of this WMax installation, the Company plans to install WiMax subscriber stations into the three remaining high rise buildings within the medical complex to demonstrate WiMax's wireless Internet service coverage in a commercial subscriber application. These installation projects should enable the Company to strategically focus on deploying the Company’s WiMax solution into the U.S. market, and subsequently worldwide.

The company has also continued development of its eLearning pilot program with the Orange County School district and anticipates that provided sufficient funding is obtained the pilot will begin deployment in July 2010

.

The Company has also signed a Letter of Intent with Orange County Department of Education (OCDE), allowing the Company the opportunity to participate in a $500M State and Federal Grant program earmarked for schools and public areas that do not have wireless connectivity.   The Company plans to install a WiMax base station and long range subscriber station designed to demonstrate WiMax long range broadband Internet connectivity between NPDT's Corporate Offices in Newport Beach, California and the OCDE's Learning Resources Center (LRDC) in Costa Mesa, CA. The WiMax Internet connection will demonstrate WiMax's long range broadband transmission ability and high speed Internet connection at 15 ~ 40 Mbps. The WiMax system will also include The Company’s eLearning platform, demonstrating high speed online eLearning access capabilities.

The Company’s WiMax demonstration system at the OCDE will be reviewed by State and Federal Grant committees in order to validate the benefits of the Company’s WiMax solution.  It is possible that this might lead to grant funds for deployment into areas requiring wireless access.

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

In November 2009, the Company participated in the VICS Conference in Fayetteville, Arkansas, to introduce the Company's total RFID Solutions.  The Company demonstrated its capabilities as a full RFID solutions provider, including displaying RFID tag programmers, kiosks, mobile computing readers, and tags.  The conference introduced the Company to the RFID community as a new vendor with products and services superior to those presently available.

In the Quarter ended December 2009, the Company became an official sponsor of the University of Arkansas RFID Research Center at the Sam M. Walton College of Business, the leading RFID research center in the world.

On April 30, 2009, the company announced that it had entered into an agreement with III and ITRI to distribute what III and ITRI call the world's smallest EPC Gen 2 Class 1 Passive Reader Module, which management believes is the first of its kind in the industry.  The miniaturized RFID reader module is a cost performance leading front-end device specially designed for a portable RFID reader. The reader module incorporates an R1000 chip set and is the world's smallest RFID reader and the only one currently passing the EPC Gen 2 UHF Protocol V.1.0.9 Certification which includes Conformance Test and Interoperability Test. Its operating frequency range is 902MHZ -- 928MHZ on 50 channels with one or two antenna options.

Integration into this reader module is very unique security protocol that is capable of reading under the EPC Global Gen 2 layer  on specific RFID chips. This RFID reader module will not only read the EPC Global Gen 2 layer RFID define tags but will also provide access to five password protected secure layers, one layer for each section of a supply chain (Manufacturing, Transportation, Distribution, Warehouse and Retail), or for such other data gathering and tracking purposes as the user may designate  Both the RFID reader and the RFID tag will be manufactured in Taiwan and NDT plans to  distribute both through the sales channel partnerships that we are currently developing.

The company, III and ITRI believe that having the smallest footprint of an RFID reader module will be imperative for the various RFID applications that are being developed by III and ITRI for medical, agriculture, asset management, asset tracking, POS and security applications.

During the quarter ended December 2009, the Company made a strategic adjustment in its senior management team.  CEO, Gary DeMel stepped down from that position to assume the position of Chief Strategy Officer.   COO Weiling Tsao was appointed to also fill the position of President.  And former President, Michael Lutton, was appointed to the position of Chief Executive Officer.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 1. A. Risk Factors

 Risks Related to Our Business

We Have Historically Lost Money and Losses May Continue in the Future.

We have historically lost money.   The loss for the fiscal year ended June 30, 2009 was $3,775,709, and for the six months ended December 31, 2009, the loss was $7,709,683. Future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Richard Damion, our Chairman of the Board and Chief Financial Officer, Michael Lutton, our Chief Executive Officer, and Weiling Tsao, or President and Chief Operating Officer. We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have employment agreements with Mr. Lutton and Mr. Tsao, but not with Mr. Damion.  We do not carry life insurance policies on any of our key executives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the company issued no common shares for cash proceeds of $0, and issued no common shares for services valued at $0.  Cash proceeds were used entirely for working capital.

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

By: /s/ Michael Lutton

Chief Executive Officer

Date: February 16, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion

Richard Damion, Director and

Principal Financial Officer

Principal Accounting Officer

Date: February 16, 2010

By:  /s/ Robert George

Robert George, Director

Date: February 16, 2010

By:  /s/ Mike Lutten

Chief Executive Officer and  Director

Date: February 16, 2010