Form 10-Q
period 2010-03-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-05-21
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2010, the issuer had 1,329,936,001 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

Newport Digital Technologies, Inc.

INDEX TO FORM 10-Q

TABLE OF CONTENTS                                                                                                 PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash	$8,740	$209,475
Inventory	39,800	-
Prepaid expenses and deposits	195,558	935,000
Total current assets	244,098	1,144,475

Total assets	244,098	1,144,475

Liabilities and Shareholders' Deficit
Current Liabilities
Bank overdraft	13,975	--
Trade accounts payable	141,282	141,282
Other accrued expenses	368,269	--
Notes payable - Related parties	1,049,590	417,876
Notes payable - Third party	50,000	50,000
Total current liabilities	1,623,116	609,158

Commitments and contingencies

Shareholders' Deficit
Preferred stock $.001 par value 16,000,000 shares
authorized and issued	16,000	16,000
Common stock $.001 par value, 1,800,000,000 shares
authorized 1,390,302,001 and 554,718,501 issued	1,390,303	554,719
Additional paid-in capital	22,515,341	12,268,210

Common stock subscribed	649,900	2,957,508
Accumulated deficit	(11,485,411)	(11,485,411)
Deficit accumulated during development stage	(14,465,151)	(3,775,709)
Total shareholders' deficit	(1,379,018)	535,317

Total liabilities and shareholders' deficit	$244,098	$1,144,475

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Operations

(Unaudited)

For the three and nine-Month Periods Ended

March 31, 2010 and 2009

					July 1, 2008
					(Inception)
					of development
	Three months ended		Nine months ended		stage through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Gross sales	$--	$--	$--	$--	$--
Less - Returns and allowances	--	--	--	--	--
Net sales	--	--	--	--	--
Cost of goods sold	--	--	--	--	--

Gross profit	--	--	--	--	--

Operating expenses
Selling expenses		99,576		185,650
Research and development'	9,992		74,055		807,100
General and administrative	2,969,767	624,203	10,615,387	1,535,623	14,236,034
Total operating expenses	2,979,759	723,779	10,689,442	1,721,273	15,043,134

Loss from operations	(2,979,759)	(723,779)	(10,689,442)	(1,721,273)	(15,043,134)

Other income (expense)
Interest expense	--	(1,875)	--	(5,035)	(4,965)
Other income	--	--	--	189,033	582,948
Total other income (expense)	--	(1,875)	--	183,998	577,983

Loss before provision for
income taxes	(2,979,759)	(725,654)	(10,689,442)	(1,537,275)	(14,465,151)

Provision for income taxes	--	--	--	--	--

Net loss	$(2,979,759)	$(725,654)	$(10,689,442)	$(1,537,275)	$(14,465,151)

Net loss per share, basic and diluted	$(0.00)	$(0.001)	$(0.01)	$(0.003)

Shares used in per-share calculations, basic and diluted	$1,329,936,001	$500,718,501	$1,309,814,001	$495,337,548

he accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Statements of Cash Flows

(Unaudited)

For the Nine-Months Periods Ended March 31, 2010 and 2009

			July 1, 2008
			(Inception)
			of development
	Nine months ended		stage through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(10,689,442)	$(1,537,275)	$(14,465,151)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services	8,082,206	360,750	9,050,458
Decrease (Increase) in assets
Prepaid expenses	739,442	15,833	194,273
Inventory	(39,800)		(39,800)
Accounts receivable		1,386,000
Increase (decrease) in liabilities
Bank overdraft	13,975	--	13,975
Accounts payable		(1,431,098)	(45,100)
Accrued expenses	368,269	(15,151)	263,994

Net cash used in operating activities	(1,525,351)	(1,220,941)	(5,027,351)

Cash flows provided by (used in) financing activities
Proceeds from issuance of notes payable	631,716	14,000	883,268
Cash received for subscribed stock	649,900	1,419,990	3,607,400
Payment on a note payable – Related	--	(81,766)	(30,500)
Sale of common shares	43,000	--	574,172

Net cash provided by financing activities	1,324,616	1,352,224	5,034,340

Net increase in cash	(200,735)	131,283	6,989

Cash at beginning of period	209,475	1,752	1,752

Cash at end of period	8,740	133,035	8,740

Interest paid	$--	$--	$--
Income taxes paid	--	--	--

Supplemental schedule of non-cash investing and financing activities
Issuance of common shares for prepaid services	$8,082,206	$360,750	$203,000

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

(a Development Stage Company)

Statements of Shareholders’ Deficit

									Deficit
									Accumulated
					Common	Additional			During
	Preferred stock		Common stock		Stock	Paid-in	Accumulated		Development
	Shares	Amount	Shares	Amount	Subscribed	Capital		Deficit	Stage	Total

Balance, June 30, 2007	--	$ --	414,363,501	$414,364	--	$9,966,550	$	$(10,156,074)	$--	$224,840

Shares issued for cash	--	--	8,405,000	8,405	--	55,595			--	64,000

Shares issued for services	--	--	59,200,000	59,200	--	406,400			--	465,600

Preferred stock issued	16,000,000	16,000				64,000				80,000
Net loss for the year	--	--	--	--	--	--		(1,329,337)	--	(1,329,337)

Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545		(11,485,411)	--	(494,897)

Shares issued for cash			29,000,000	29,000		502,172				531,172

Shares issued for services			43,750,000	43,750		1,273,500				1,317,250

Cash received for stock subscription					2,957,500					2,957,500

Net loss for the year	--	--	--	--	--	--		--	(3,775,709)	(3,775,709)

Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217		(11,485,411)	(3,775,709)	535,317

Shares issued for services			616,283,500	616,283		7,441,923				8,058,206

Shares issued for cash			219,300,000	219,300	(2,957,500)	2,805,200				67,000

Cash received for stock subscription					649,900					649,900

Net loss for the nine months ended	--	--	--	--	--	--		--	(10,689,442)	(10,689,442)

Balance March 31, 2010	16,000,000	$16,000	1,390,302,001	$1,390,302	649,900	$22,515,340		$(11,485,411)	$(14,465,151)	$(1,379,018)

The accompanying notes are an integral part of the financial statements

Newport Digital Technologies, Inc.

Notes to the Financial Statements

December 31, 2009

1.      Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of the management of Newport Digital Technologies, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2010, and the results of its operations and cash flows for the three and nine month periods ended March 31, 2010 and 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended June 30, 2009 included in the Company's Form 10-K.   The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Research and Development

Research and development expenses for new products are expensed as they are incurred. Expenses for new product development totaled $74,055 for the nine months ended March 31, 2010 and $-0- for the nine months ended March 31, 2009.

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

At March  31, 2010 and 2009, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during the three and nine months periods ended March 31, 2010 and 2009.

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

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

FASB ASC Topic 855, “Subsequent Events” . In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.   The Company has reviewed subsequent events through May 5, 2010, the date the financial statements were available for issuance.  There were no reportable subsequent events.

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

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

FASB ASC Topic 820 , “ Fair Value measurement and Disclosures ”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “ Fair Value Measurements and Disclosures ”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

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

Equipment consisted of the following as of March 31, 2010:
Computer equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the three and nine months ended March 31, 2010 and 2009 was $0. Equipment was fully depreciated at June 30, 2006.

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

4.      Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$1,049,590

Note payable to a shareholder, uncollateralized with interest @10% due on demand, including interest	$50,000
$1,099,590

5.      Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Nine Months Ended March 31,
	2010	2009
Current tax expense:
Federal	--	-
State	--	-
	--	-
Deferred tax expense:
Federal		-
State	--	-
-	--
Total provision	$--	$-

Significant components of the Company's deferred income tax assets and liabilities at March 31, 2010 and June 30, 2009 are as follows:

	March 31, 2010	June 30, 2009
Deferred income tax assets:
Net operating loss carry forward	$9,077,096	$5,341,392
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	9,077,096	5,341,392
Valuation allowance	(9,077,096)	(5,341,932)
Net deferred income tax asset	-	-

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

The Company also has federal and state net operating loss carryforwards of approximately $25,935,000. The federal net operating loss carryforwards will begin to expire in the years 2018.

6.      Commitments

The Company rents its corporate office on a month to month basis.

7.      Going Concern

The Company has incurred net losses for the nine months ended March 31, 2010 totaling $10,689,442, and has a retained deficit of $25,934,560, is in the development stage, and has no revenues.   Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.      Stock Transactions

During the nine months ended March 31, 2010 the Company received $649,900 of common stock subscriptions.

During the nine months ended March 31, 2010 the Company issued 616,285,500 shares of its common for services valued at $8,058,206 and 219,300,000 shares for cash proceeds of $67,000 and the $2,957,500 of common stock subscriptions received prior to June 30, 2009.

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

9.      Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $1,049,590 and $417,876 at March 31, 2010 and June 30, 2009 respectively.

During the year ended June 30, 2008 the Company issued 16,000,000 preferred shares to an officer, director and major shareholder for accrued salary.  The preferred shares were valued at $80,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the nine month periods ended March 31, 2010 and 2009

Net Sales. Net sales for the nine months ended March 31, 2010 and 2009 were $0.  We had no sales in the current period as the companies rugged handheld computer went through certification with AT&T and Ingram Micro.

Cost of Sales. The Cost of Sales for the nine month period ended March 31, 2010 and 2009 was $0.

Research and Development Expense. Research and Development Expense for the nine month period ended March 31, 2010, was $74,055 compared to $0 in the prior period.  The company discontinued its food operations and started to devote its attention to developing technologies in December 2008.

Selling Expense. Selling Expense for the nine month period ended March 31, 2010, was $0 compared to $185,650 in the prior period.  The company has devoted the past period in developing new products and has not focused on selling.

General and Administrative expenses. General and Administrative expenses for the nine month period ended March 31, 2010, were $10,615,387compared to $1,535,623 in the same period in 2009.  In order to restructure the new business it was imperative to increase consultants and professional fees; $5,881,438.  The company hired high level, industry experts to operate the company which increased officer salaries to $2,764,590 and office salaries to $481,583.  Investor relations increased to $140,135 in an effort to keep our shareholder base informed during the transition. Travel was $93,567.

Liquidity and Capital Resources. We have experienced net losses of $10,689,442 and $1,721,273 for the nine months ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had $8,740 in cash and $209,475 in non-refundable deposits. As a development stage company in our new field of endeavor, we currently do not have revenue producing operations, and we must sustain operations through equity and debt financing.

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

During the quarter ended March 31, 2010, the Company successfully completed AT&T Network Certification for its rugged handheld N37B computing device that will subsequently  be strategically channeled through to AT&T's Special Vertical Markets (SVM) with Ingram Micro as its logistics and distribution partner as described above.

During the quarter ended March 31, 2010, the company finalized its joint venture and distribution agreement with GIL Technologies, Inc.  Under the terms of the agreement, the Company will have worldwide distribution rights to GIL’s complete WiMax solution.  We anticipate revenue from WiMax sales efforts to commence in the fourth 2010 quarter.

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

The company has also continued development of its eLearning pilot program with the Orange County School district and anticipates that provided sufficient funding is obtained the pilot will begin deployment in third quarter 2010

.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 1. A. Risk Factors

Risks Related to Our Business

We Have Historically Lost Money and Losses May Continue in the Future.

We have historically lost money.   The loss for the fiscal year ended June 30, 2009 was $3,775,709, and for the nine months ended March 31, 2010, the loss was $10,689,442.  Future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the company issued –no common shares for cash proceeds of $0, and issued120,732,000 common shares for services valued at $2,414,640.  Cash proceeds were used entirely for working capital.

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

NEWPORT DIGITAL TECHNOLOGIES, INC.

By: /s/ Michael Lutton

Chief Executive Officer

Date: May  20, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion

Richard Damion, Director and

Principal Financial Officer

Principal Accounting Officer

Date: May 20,  2010

By:  /s/ Robert George

Robert George, Director

Date: May 20 , 2010

By:  /s/ Mike Lutten

Chief Executive Officer and  Director

Date: May  20, 2010