Form 10-K/A
period 2009-06-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-06-23
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 on Form 10-K for the fiscal year ended June 30, 2009)

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

Registrant’s telephone number: (949) 219-0530

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

Liquidity and Capital Resource:  Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.  The Company is attempting to raise $3,000,000. This new capital is expected to provide the bridge financing needed in order for the company to become profitable. At this time there are no known trends, events or uncertainties that would likely result in a material change in liquidity. The Company anticipates recurring sales once the capital is raised to finance the production and marketing of its new products.

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

June 30, 2009 and

For Each of the Two Years in the Period Ended June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:              THE BOARD OF INTERNATIONAL FOOD PRODUCTS GROUP, INC.

We have audited the accompanying consolidated balance sheet of Newport Digital Technologies, Inc. (f/k/a International Food Products Group, Inc.) (a development stage company) as of June 30, 2009, and 2008 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended and for the period from July 1, 2008 (beginning of development stage) through June 30, 2009.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Digital Technologies, Inc. as at June 30, 2009 and 2008 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended and for the period from July 1, 2008 (beginning of development stage) through June 30, 2009.    in conformity with accounting principles generally accepted in the United States of America.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". If the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.

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

The Company issues shares of its common stock to non employees in payment for services provided, and issued shares to employees in satisfaction of accrued compensation. If the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction.In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.

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

The loss from discontinued operations for the year ended June 30, 2008 totaled $1,318,879 and was determined as follows:

Sales	$1,386,000
Cost of sales	1,366,095
Gross Profit	19,905
Operating expenses:
Selling	297,110
General and adminstrative	1,041,674
Total Operating Expenses	1,338,784
Loss from discounted operations	$1,318,879

11.   Stock Transactions

During the year ended June 30, 2009 the Company issued 43,750,000 shares of its common stock to consultants for services valued at $1,317,250 and 29,000,000 shares for cash proceeds of $531,172. In addition during the year ended June 30, 2009, the Company received cash proceeds totaling $2,957,500 for common stock subscriptions.

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

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.9

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with NPDT for each of the directors and officers of NPDT.

Name	Age Position (1)

Richard Damion	66
Chairman, CEO, CFO, Secretary, Treasurer and Director since 1996
Robert George, Director since 2001	74
Michael Lutton, President, Director since 2009	52
Gary DeMel, CEO since 2009	52
Wei Ling, COO and CTO since 2009	52

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

Item 15. Exhibits

Exhibits

3.1i	Amended Articles of Incorporation*

3.1ii	Corporate By-laws*

14.1	Code of Ethics (included with Form 10-KSB filing on Nov. 16, 2004.)

20.1	Copy of Stock Certificate*

31.1	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.*

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.*

99.01	Definitions of an Independent Director**

* Filed herewith

** Previously filed

22

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWPORT DIGITAL TECHNOLOGIES, INC.

By: /s/ Mike Lutton

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

By:  /s/ Mike Lutton

CEO and  Director

Date: 10/13/2009

23