Form 10-Q/A
period 2009-09-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-06-23
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

(949) 219-0530

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to the Financial Statements

As of September 30, 2009 and

For Each of the Three-Month Periods Ended September 30, 2009 and 2008

Financial Statements of International Food Products Group, Inc.:

Balance Sheet, September 30, 2009	3
Statements of Operations For Each of the Three-Month Periods Ended September 30, 2009 and 2008	4
Statements of Cash Flows For the Three-Month Periods Ended September 30, 2009 and 2008	5
Notes to the Financial Statements	6

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

Balance Sheet

Assets	September 30, 2009	June 30, 2009
Current Assets

Cash	$ 51,867	$ 209,475
Accounts Receivable	-	--
Prepaid expenses and deposits	820,334	935,000

Total Current Assets	872,201	1,144,475

Total assets	$ 872,201	$ 1,144,475

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$141,282	$141,282
Other accrued expenses	6,876	--
Notes payable – related parties	641,000	417,876
Note payable – third party	50,000	50,000

Total current liabilities	839,158	609,158

Commitments and contingencies
Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.011 par value	16,000	16,000
Common Stock $.001 par value 1,800,000,000 shares authorized
1,269,570,001 and 554,718,501 issued	1,269,571	554,719
Additional Paid –In Capital	20,977,432	12,268,21
Stock Subscribed	--	2,957,500
Accumulated deficit	(11,485,411)	(11,485,411)
Deficit accumulated during development stage	(10,744,551)	(3,775,709)

Total shareholders’ equity (deficit)	33,043	(535,317)

Total liabilities and shareholders’ deficit	872,201	$ 1,144,475

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

CEO and  Director

Date:November 13, 2009