Form 10-Q/A
period 2009-12-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-06-23
CIK 1019216

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

Evaluation of the Company's Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Principal Accounting Officer (Interim Chief Financial Officer), of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer (Interim Chief Financial Officer) concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing, and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. In designing and evaluating our "disclosure controls and procedures" (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the third quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: February 16, 2010