Form 10-K/A
period 2009-06-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-08-25
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

(Amendment No. 2 on Form 10-K for the fiscal year ended June 30, 2009)

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

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur in accordance with guidance of section 505-50-30 of the FASB Accounting Standards Codification.

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

Item 15. Exhibits

Exhibits

3.1i	Amended Articles of Incorporation- Incoproated by reference

3.1ii	Corporate By-laws- Incorporated by reference

14.1	Code of Ethics- Incorporated by reference

20.1	Copy of Stock Certificate- Incorporated by reference

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

22

NEWPORT DIGITAL TECHNOLOGIES, INC.

(Formerly International Food Products Group, Inc.)

SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Richard Damion

Richard Damion, Director and

Principal Financial Officer

Principal Accounting Officer

Date: August 24, 2010

By:  /s/ Robert George

Robert George, Director

Date: August 24, 2010

By:  /s/ Donald Danks

CEO and  Director

Date: August 24, 2010

23