Form 10-Q/A
period 2009-09-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-08-25
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A(2)

(Amendment No. 2 to Form 10-Q)

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

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms.

Evaluation of and Report on Internal Control over Financial Reporting

The Principal Executive Officer and Principal Accounting Officer of Newport Digital Technologies, Inc. are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

The Principal Executive Officer and Principal Accounting Officer assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended September 30, 2009, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

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

Date:August 24, 2010