Form 10-Q/A
period 2009-12-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-08-25
CIK 1019216

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended December 31, 2009, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

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