Form 10-Q/A
period 2010-03-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-08-25
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No.1 of Form 10-Q)

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

Evaluation of and Report on Internal Control over Financial Reporting

The Principle Executive Officer and Principle Accounting Officer of Newport Digital Technologies, Inc. are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

The Principle Executive Officer and Principle Accounting Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended March 31, 2010, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

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

Chief Executive Officer and  Director

Date: August 24, 2010