Form 10-K
period 2010-06-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-10-13
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Form 10-K for the fiscal year ended June 30, 2010)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $2,805,000based upon the closing price of $0.0051 reported for such date on The OTC Bulletin Board.

As of June 30, 2010 the registrant had 1,390,302,001 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

NEWPORT DIGITAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PAGE
PART I

Item 1. Business                                                                                                      3

Item 1A. Risk Factors                                                                                           12

Item 1B. Unresolved Staff Comments                                                                    14

Item 2. Properties                                                                                                  14

Item 3. Legal Proceedings.                                                                                     15

Item 4. Submission of Matters to a Vote of Security Holders.                                 15

PART II

Item 5.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                                    15

Item 6. Selected Financial Data                                                                              16

Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                                         17

Item 7A. Quantitative and Qualitative Disclosures about Market Risk                     20

Item 8. Financial Statements and Supplementary Data                                            20

Item 9.

Item 8A.Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.                                                                         20

Item 9A. Controls and Procedures                                                                        33

Item 9B. Other Information                                                                                   33

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.                      34

Item 11. Executive Compensation.                                                                        35

Item 12. Security Ownership of Certain Beneficial Owners and Management.        36

Item 13. Certain Relationships And Related Transactions, and Director

              Independence                                                                                         37

Item 14. Principal Accounting Fees And Services                                                  37

PART IV

Item 15. Exhibits and Financial Statement Schedules.                                             37

SIGNATURES                                                                                                    38

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

Whether we will obtain sufficient additional capital, in the form or debt or equity or some combination, and on commercially reasonable terms, such that we can carry out our business plan;

Whether we will be able to consummate favorable agreements with or strategic partners for the marketing and distribution of products and services which have viable markets and good margins;

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

PART I

Item 1.   Description of Business

OVERVIEW

The registrant (sometimes referred to the "Company" or "NDT") during the past year has continued to develop broaden a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize revenues in its business.

The Company has underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company has developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions. However, in the past year the Company has elected to narrow its initial focus on marketing and distributing only RFID and Digital Signage/LED lighting solutions and will hold off on initiating sales and marketing efforts on it WiMax and Security & Surveillance solutions.

HISTORY

Newport Digital Technologies, Inc. (“NDT” or the “Company”), formerly Golden Choice Foods Corporation dba Golden Choice Foods, was incorporated in April 1996 pursuant to the laws of the state of Delaware and commenced a business in the marketing and distribution of consumer products, with an emphasis on food products.

On June 1, 2000 the Company re-domiciled in the state of Nevada. In April, 2001 the Company changed its name to International Food Products Group, Inc. and became a fully reporting Company under the Securities Exchange Act of 1934 pursuant to Section (g) thereof. In October of 2001, NDT filed with the NASD its application for a listing symbol on the OTC Bulletin Board and initiated trading thereafter of its common shares under the symbol “IFDG”, on the OTCBB.

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

THE COMPANY’S STRATEGIC ALLIANCES

The Company has identified and plans to commercialize customer-driven technology solutions in its identified competencies through a strategic alliance with two Taiwan technology research and development (R&D) incubators, the Institute Information Industry (III) and Industrial Technology Research Institute (ITRI.).  III and ITRI were established in 1979 as non-governmental organizations, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  These alliances give us the opportunity to develop, license and sell technology and products developed by III and ITRI, which we can customized to our customers’ specifications for sale into the U.S. and international markets.

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

ANTICIPATED PRODUCTS TO BY MARKETED AND SOLD BY THE COMPANY

The Company, in conjunction with III and ITRI, is working toward commercializing a number of what it considers leading edge RFID technology solutions.  These include a comprehensive line of mobile computing products and solutions targeted toward RFID field applications for asset tracking, inventory management and point-of-sale for various vertical business to business markets.  The Company had expected that these RFID products will include Electronic Product Code (EPC) Global certification laboratories, ruggedized, military/commercial-grade RFID enabled, mobile handheld/tablet computers, RFID Forklifts, RFID tags, but in the past 12 months has decided to forego the risk and expense of developing the EPC Global certification laboratories and will instead focus on selling it RFID enabled hand held devises as well as RFID tags.

The Company is working with ITRI in collaboration with several technology partners to develop an end-to-end RFID solution in three phases.  First, it plans to work with a third party company to gain access to an EPC Global Certification Lab that will “certify” supplier’s products as compliant with EPC global RFID readability criteria; second, it plans to initiate sales of RFID hardware and software systems to customers who will use RFID for inventory, asset tracking and POS checkout activities; and third, the Company plans to initiate RFID tag sales.

RFID Reader Chip. The Company has reached an agreement with ITRI to distribute an RFID reader system that is integrated to work with an RFID chip with a patented 5-layer security.  This reader is being packaged together with the Company’s N37B military grade (ruggedized) handheld mobile computer with RFID reader, GPS and 3G cellular data communication options which will be marketed through  global channel distributors. The Company had intended to negotiate a distribution agreement with AT&T to market and distribute an AT&T version of the N37B to its Special Vertical Market (SVM) channel for industrial, military and supply chain markets.  Instead, the Company chose to develop a distribution agreement with Ingram Micro, the world’s largest technology distributor, to channel the N37B military grade (ruggedized) handheld computer with RFID, 3G wireless, and GPS product line to systems integrators and value added resellers.  In the past six months the company has gained full product listing within Ingram Micro’s inventory system, has commenced conducting sales training activities with Ingram Micro sales and marketing team, and has gained access to the data base of Ingram Micro clients who have purchased similar products in the past 18 months.  The Company is now actively pursuing revenue from these clients through the relationship with Ingram Micro.

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

The Company plans to market and sell customized digital signage solutions through collaboration with AT&T, integrating AT&T’s wireless network capabilities into the Digital Signage solution thereby enabling content to be sent to the signage over the wireless network and eliminating the need for direct cable connectivity.  This will enable Digital signage to be ubiquitous in many locations, such as on the sides of city buses, trains or taxis as well as in more traditional signage locations.

In June, 2010, the Company formally launched its sales and marketing efforts for its digital signage and LED lighting solutions at the Infocomm trade show in Las Vegas.  The response to the product line was strong and the Company is now actively pursuing revenue with a number of clients and anticipates digital signage revenue in the current fiscal year.  The Company is also establishing a distribution arrangement with Ingram Micro to sell its digital signage solutions through to Ingram Micro’s clients.

Surveillance. III and ITRI have developed Security and Surveillance Technologies which the Company intends to market and sell, and which management believes will have abroad application and provide advanced security solutions for national border, port, home, business and public environments. But as mentioned above, the Company will delay the sales and marketing of any surveillance products until it has successfully launched its RFID and digital signage products.

VOIP. The Company has entered a strategic relationship with Tecom, a telecommunications giant based in Taiwan, to develop VOIP solutions including a wireless VOIP consumer handset and commercial grade non-KSU VOIP phone system for business.   But because VoIP technology has become a commodity product, the Company has elected to forego this business.

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

MARKETING

The Company has been developing business strategies to market its anticipated products, services and technologies through systems integrators and large companies and government agencies in the U.S. and international markets.  The end user target market planned by management for The Company’s products and solutions are medium to large business-to-business customers in Information Technology, Retail, Telecommunications, Medical, Logistics, and Defense markets.

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

EMPLOYEES

Many of NDT's operations are conducted through the use of independent contractors. Independent contractors perform such duties as selling, manufacturing, shipping and computer services. Because of this policy, NDT currently has 5 full time employees.

GOVERNMENT REGULATIONS

The Company may be subject to certain import/export regulations but the Company is not certain as to which regulations will pertain to its business.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We are the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $(11,485,411) at June 30, 2010. In addition, we had a working capital deficit as of June 30, 2010 of $(1,522,395. We had net losses of $(6,593,233) and $(3,775,709)for the years ended June 30, 2010 and 2009, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs.  If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Part II

Item 5.   Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol NPDT.OB. Following is the high and low sales prices for each of the two years in the period ending June 30, 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High	Low

Jul - Sep 2007	.0125	.006
Oct - Dec 2007	.0 11.002
Jan - Mar 2008	.0065	.0031
Apr - Jun 2008	.04	.0045
Jul - Sep 2008	.019	.0065
Oct - Dec 2008	.041	.0022
Jan -Mar 2009	.0285	.00121
Apr - Jun 2009	.018	0.005

At June 30, 2010 there were approximately 311 record holders of NDT's Common Stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2010, the Company issued a total of 215,601,500 restricted shares of its common stock to consultants for business consulting services rendered.  The Company also issues a total of 235,950,000 shares of its restricted common stock to a limited number of accredited shareholders for cash, at prices ranging between $0.39and $0.005 per share.  The transactions were deemed transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 in reliance on section 4(2) of that Act.  (See the Company’s reports filed under the Securities And Exchange Act of 1934, which are incorporated herein by reference)

Item 6.  Selected Financial Data.

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

The Company’s initial technology offerings include RFID handheld readers and RFID tags and untethered digital signage.  In early 2009 the Company commenced the development of the N37B, a military rugged handheld mobile computer with a host of options including RFID reader, GPS and 3.5G.  The Company launched the product in Q4 of 2009 but because of a long sales cycle, as of June 30, 2010, had not yet shipped any units.  The Company has signed a distribution agreement with Ingram Micro, one of the largest IT distributors in the world to support sales, marketing and distribution of the N37B product and is actively marketing through this sales channel as well as selling directly to end users through the Company’s direct sales team.    Additionally, the N37B was  submitted to the University of Arkansas (UARK) for handheld testing for consideration in becoming part of WalMart’s RFID POS and Supply Chain solutions in March  of 2010 but the Company has no guarantee that it will be used by Wal-Mart.

NDT opened it Bentonville, AR office to commence the development of RFID static lab testing to support RFID solutions for University of Arkansas and Wal-Mart.  The Company has since decided not to develop the lab, but to instead utilize the resources of the existing RFID lab at The University of Arkansas.

Results of Operations for the fiscal years ended June 30, 2010 and 2009.

Net Sales: Net sales for the fiscal year ended June 30, 2010, was $0.  Fiscal years 2010 and  2009 were development years for the company as it charted a new direction in its business model.  The Company was focused on developing new relationships and developing new product lines for distribution.

At June 30, 2008, the Company had an accounts receivable balance totaling $1,386,000 resulting from an international sale of technology products. under a binding contract with a fixed price, delivery had been made, and collection was reasonably certain.  Subsequently during January, 2009 the buyer backed out of the sale and  returned the product to the Company.  The Company had related accounts payable to a vendor for the purchase of the technology products.  The Company returned the product in full satisfaction of the balance due in the amount of $1,366,095.  The Company recorded a bad debt in the amount of  $19,905 which represented the original net profit on the transaction.  The bad debt is included in general and administrative expense at June 30, 2009.

Cost of Sales: The Cost of Sales for fiscal year ended June 30, 2010, was $0.

Selling Expenses: Selling expenses for the fiscal year ended June 30, 2010 was $0 as compared to $0 for fiscal year ended June 30, 2009. As stated above, the Company was not in the selling phase of its business model in fiscal years   2010 and 2009.

Research and Development Expenses: R&D expenses for the fiscal year ended June 30, 2010 was $547,929 as compared to $733,045for fiscal year ended June 30, 2009. The Company placed the majority of its efforts in both fiscal years ended  in the development of new products. General and Administrative expense: General and Administrative expenses for the fiscal year ended June 30, 2010 was  $6,005,844 as compared to $3,296,447 for fiscal year ended June 30, 2009.   Officer’s Salaries were $1,513,518  in 2009 as a result of incentives to hire professionals to manage the new business environment, but were cut back in 2010 to $383,735.  Consulting expenses rose to $4,844,960 in 2010 from $1,713,157 in 2009 as the Company increased its efforts to develop cutting edge technologies and products.  Shareholder expenses rose to $830,380 in 2010 from $686,867 in 2009 as the company  increased its awareness to the investment community to raise investor capital and to increase awareness regarding its stock to attract new shareholders to its existing base of shareholders.

Liquidity and Capital Resource:  Since its inception, we have financed our cash requirements from cash generated from operations, the sale of equity securities, vendor lines of credit and short-term debt.  The Company is currently attempting to raise $1,000,000. This new capital is expected to provide additional bridge financing needed in order for the company to reach the point of commercial sales of its products, and then to increase such sales to the point of profitability

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We had a net loss of approximately $(6,593,233)for the year ended June 30, 2010. We had an accumulated deficit of approximately $(11,485,411)and a working capital deficit  of $(1,522,395)as of June 30, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may not be able to implement our business plan, or we may have to curtail our business activities sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to obtain additional financing on reasonable terms, and in the longer term, to generate sufficient cash flow to meet our obligations on a timely basis to retain financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to curtail or cease operations.

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

Material events and uncertainties: We anticipate that we will begin to be profitable in the fourth quarter of fiscal year 2011, but there is no assurance that this will occur..  For this to happen, we must gain financing and deliver a very successful product.

While we believe that these statements are accurate, our business is dependent upon general economic conditions and various conditions specific to the technological industry. Accordingly, future trends and results cannot be predicted with certainty.

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

Not Required.

Item 8.  Financial Statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

Financial Statements

June 30, 2010 and

For Each of the Two Years in the Period Ended June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:              THE BOARD OF INTERNATIONAL FOOD PRODUCTS GROUP, INC.

We have audited the accompanying consolidated balance sheet of Newport Digital Technologies, Inc. (f/k/a International Food Products Group, Inc.) (a development stage company) as of June 30, 2010, and 2009 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended and for the period from July 1, 2008 (beginning of development stage) through June 30, 2010.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Digital Technologies, Inc. as at June 30, 2010 and 2009 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended and for the period from July 1, 2008 (beginning of development stage) through June 30, 2010  in conformity with accounting principles generally accepted in the United States of America.

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

October 10, 2010

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Balance Sheet

June 30, 2010

	2010	2009
Current Assets
Cash	$2,965	$209,475
Inventory	101,636	--
Prepaid expenses and deposits	179,448	935,000

Total Current Assets	284,049	1,144,475

Total assets	$284,049	$1,144,475

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$133,334	$141,282
Other accrued expenses	287,825	--
Notes payable – related parties	1,069,240	417,876
Note payable – third party	316,045	50,000

Total current liabilities	1,806,444	609,158

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
1,390,302,001 and 554,718,501, issued and outstanding	1,390,303	554,719
Common stock subscribed	1,255,274	2,957,500
Additional paid-in capital	17,670,381	12,268,217
Deficit accumulated during development stage	(10,368,942)	(3,775,709)
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	(1,522,395)	535,317

Total liabilities and shareholders’ deficit	$284,049	$1,144,475

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Operations

For Each of the Two Years in the Period Ended June 30, 2010

			July 1, 2008
			(inception of
			development
	For the years ended June 30,		stage through
	2010	2009	June 30, 2010

Gross sales	$--	$--	$--
Less: returns, discounts and allowances	--	--	--

Net sales	--	--	--
Cost of goods sold	--	--	--

Gross profit	--	--	--

Selling expenses	--	--	--
Research and development	547,929	733,045	1,280,974
General and administrative expenses	6,005,844	3,296,447	9,302,291

Total operating expenses	6,553,773	4,029,492	10,583,265

Loss from continuing operations	(6,553,773)	(4,029,492)	(10,583,265)

Other income (expense)
Interest expense	(39,460)	(4,965)	(44,425)
Debt forgiveness	--	258,748	258,748

Total other income (expense)	(39,460)	253,783	214,323

Loss before provision for income taxes	(6,593,233)	(3,775,709)	(10,368,942)

Provision for income taxes	--	--	--

Net loss	$(6,593,233)	$(3,775,709)	$(10,368,942)

Net loss per share, basic and diluted:
From continuing operations	$(0.01)	$(0.01)

Shares used in per-share calculation, basic
and diluted	1,151,223,126	509,223,980

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Cash Flows

For Each of the Two Years in the Period Ended June 30, 2010

				July 1, 2008
				(inception of
				development
		For the years ended June 30,		stage through
		2010	2009	June 30, 2010)

Cash flows (used by ) operating activities:
Net loss		$(6,593,233)	$(3,775,709)	$(10,368,942)
Adjustments to reconcile net loss to net cash
used by operating activities
Shares issued for services and debt		3,213,248	382,250	3,595,498
Decrease (increase) in assets:
Inventory		(101,636)	--	(101,636)
Prepaid expenses		755,552	40,833	796,385
Increase (decrease) in liabilities:
Accounts payable		(7,948)	(45,100)	(53,048)
Accrued expenses		287,825	(104,275	183,550
Net cash provided by (used in)
operating activities		(2,446,192)	(502,001)	(15,948,193)

Cash flows provided by financing activities
Proceeds from related party		651,364	251,552	902,916
Proceeds from notes payable		266,045	(30,500)	253,545)
Proceeds from subscribed common stock		1,322,274	2,957,500	279,774
Proceeds from sale of common stock		--	531,172	531,172
Net cash provided by financing activities		2,239,683	3,709,724	5,949,407

Net increase (decrease) in cash		(206,510)	207,723	1,214
Cash at beginning of year		209,475	1,752	1,752
Cash at end of year		2,965	209,475	2,965

Supplemental Disclosures of Cash Flow Information
Interest paid to third parties		$--	$--	$--

Income taxes paid		--	--	--

Supplemental Schedule of Non-cash investing and financing Activities
Issuance of common shares for prepaid services	$		$935,000	$935,000
The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

F/K/A International Food Products Group, Inc.

 (a Development Stage Company)

Statement of Shareholders’ Deficit

								Deficit
								Accumulated
					Common	Additional		During
	Preferred stock		Common stock		Common Stock	Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total
		$		$		$	$	$	$
	--	--	414,363,501	414,364	--	9,966,550	-10,156,074	--	224,840

Balance, June 30, 2007

Shares issued for cash		--	8,405,000	8,405	--	55,595		--	64,000
Shares issued for cash		--	59,200,000	59,200	--	406,400		--	465,600
Preferred stock issued	16,000,000	16,000				64,000			80,000
Net loss for the year	--	--	--	--	--	--	-1,329,337	--	-1,329,337

Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	-11,485,411	--	-494,897

Shares issued for cash			29,000,000	29,000		502,172			531,172
Shares issued for services			43,750,000	43,750		1,273,500			1,317,250
Cash received for stock subscription					2,957,500				2,957,500
Net loss for the year	--	--	--	--	--	--	--	-3,775,709	-3,775,709

Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	-11,485,411	-3,775,709	535,317

Shares issued for services			325,782,000	325,782		2,887,466			3,213,248
Cash received for stock subscription					1,322,274				1,322,274
Shares issued for subscriptions received			509,801,500	509,802	(3,024,500)	2,514,698
Net loss for the year								(6,593,233)	(6,593,233)
Balance, June 30, 2010	16,000,000	16,000	1,390,302,001	1,390,303	1,255,274	17,670,381	(11,485,411)	(10,368,942)	(1,522,395)

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(A Development Stage Company)

Notes to the Financial Statements

As of June 30, 2010 and

For Each of the Two Years in the Period Ended June 30, 2010

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

The Company during the past two years has continued to broaden its scope of business, leaving the food processing business behind, and devoting all of its resources and attention to developing a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize revenues in its redirected business.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized.  (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.   Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

           Cash

          For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any chargeoffs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of June 30, 2010, the Company has no accounts receivable.

At June 30, 2008, the Company had an accounts receivable balance totaling $1,386,000 resulting from an international sale of technology products. under a binding contract with a fixed price, delivery had been made, and collection was reasonably certain.  Subsequently during January, 2009 the buyer backed out of the sale and  returned the product to the Company.  The Company had related accounts payable to a vendor for the purchase of the technology products.  The Company returned the product in full satisfaction of the balance due in the amount of $1,366,095.  The Company recorded a bad debt in the amount of  $19,905 which represented the original net profit on the transaction.  The bad debt is included in general and administrative expense at June 30, 2009.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Market is defined as sales price less cost to dispose and a normal profit margin.  Inventory consists of finished products.

Prepaid Expenses

     Prepaid expenses represent expenses paid prior to the receipt of the related goods or services and consist primarily of prepaid legal fees.

Research and Development

     Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $547,929 for the year ended June 30, 2010 and $733,045 for the year ended June 30, 2009.

Fair Value of Financial Instruments

ASC Topic 825, formerly Statement of Financial Accounting Standards (“SFAS”) No. 107: Disclosures About Fair Value of Financial Instruments , requires management to disclose the estimated fair value of certain assets and liabilities defined as financial instruments. Financial instruments are generally defined by as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity.

At June 30, 2010 and 2009, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) represents the change during the reporting period in the deferred tax assets and deferred tax liabilities. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company currently has net operating loss ("NOL") carry forwards that can be utilized to offset future income for federal and state tax purposes. The NOL's generate a significant deferred tax asset. However, the Company has recorded a valuation allowance against this deferred tax asset as it has been determined that it is more likely than not that the Company will not generate future income that the NOL's could offset.

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation which  requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under FASB ASC 718 we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 718 , Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. If the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during 2010 and 2009.

           Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock, relate to borrowings, the proceeds of which were used to acquire inventory and pay operating expenses.

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855); Amendments to Certain Recognition and Disclosure Requirements, effective upon issuance, which removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (“FASB ASC”) as the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements, effective for interim and annual periods ending after September 15, 2009. FASB ASC does not change GAAP, but changes the way accounting principles are referenced in financial statements and notes to financial statements. As required, we adopted FASB ASC in the first quarter of fiscal 2010 and, other than accounting principle resource referencing, FASB ASC had no impact on our financial statements as of and for the years ended June 30, 2010.

In December 2007, the FASB issued changes in accounting requirements for business combinations that are contained in FASB ASC 805, Business Combinations (“FASB ASC 805”). The requirements retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The above provisions for changes in accounting requirements prescribed by FASB ASC 805, effective for the Company beginning July 1, 2009, were adopted in the first quarter of fiscal 2010 with no impact on our financial statements as of and for the years ended June 30, 2010.

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) includes guidance that establishes a standard definition of fair value and a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On July 1, 2008, we adopted the provisions of FASB ASC 820 for assets and liabilities measured or disclosed at fair value on a recurring basis. The provisions of FASB ASC 820 were adopted for nonfinancial assets and liabilities measured on a non-recurring basis on July 1, 2009 and had no impact on our financial statements at June 30, 2010, as we currently have no nonfinancial assets and liabilities measured on a non-recurring basis at fair value.

In June 2008, the FASB issued revisions to FASB ASC 260, Earnings Per Share (“FASB ASC 260”) that prescribe guidelines on determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. Further, the revisions clarify that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. As required, we adopted these revisions to FASB ASC 260 effective July 1, 2009.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

2.   Equipment

Equipment consisted of the following as of June 30, 2010:
Computer Equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the years ended June 30, 2010 and 2009 was $0. Equipment was fully depreciated at June 30, 2006.

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

4.   Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$1,069,240

Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	$50,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	25,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2012. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	2,295

Note payable to an individual dated November 10, 2009, uncollateralized with interest due at 5% per month with a maturity date of November 11, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	113,750

Note payable to an individual dated December 24, 2009, uncollateralized with interest due at 5% per month with a maturity date of December 23, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	125,000
$316,045

5.   Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Years Ended June 30,
	2010	2009
Current tax expense:
Federal	--	-
State	--	-
	--	-
Deferred tax expense:
Federal		-
State	--	-
-	--
Total provision	$--	$-

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	For the Years Ended June 30,
	2010	2009
Deferred income tax assets:
Net operating loss carry forward	$6,119,219	$4,273,113
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	6,119,219	4,273,113)
Valuation allowance	(6,119,219)	(4,273,113)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	For the Years Ended June 30,
	2010	2009
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other		-
Stock-based compensation	16.6	16.8
Change in valuation allowance	17.4	17.2
Effective income tax rate	--%	0.0%

The Company also has federal and state net operating loss carry forwards of approximately $21,854,000. The federal  net operating loss carry forwards will begin to expire in the years 2018.

6.   Commitments

The Company rents its corporate office on a month to month basis.

7.   Going Concern -

The Company has incurred net losses for the year of $6,593,233, and has a retained deficit of $21,854,353, is in the development stage, and has no revenues.   Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.   Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2010. The Company does not have a formal plan for granting options.

Stock options granted and outstanding at June 30, 2010. There were no changes during the years then ended June 30, 2010 and 2009.  All options granted are fully vested at June 30, 2010 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2010:

		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2007	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2008	16,650,000	0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, June 30, 2009 and 2010	16,650,000	$0.133
Exercisable at June 30, 2010 and 2009	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2010:

Stock Options Outstanding

		Weighted Average
Average Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.08	11,250,000	3.5	0.083
$0.25	5,400,000	6.2	0.25
	16,650,000	4.4	0.133

The Company issues shares of its common stock to non-employees in payment for services provided, and issued shares to employees in satisfaction of accrued compensation. If the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.

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

The computations of basic and diluted loss per common share are as follows:

	For the Years Ended June 30,
	2010	2009
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(6,593,233)	$(3,775,709)
Denominator:
Weighted average shares - basic and diluted	1,151,223,126	509,223,980
Loss per common share, basic and diluted	$(0.01)	$(0.01)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

Common shares reserved for future issuance are as follows:

	For the Years Ended June 30,
	2010	2009
Shares of common stock issuable under:
Employee stock options	15,150,000	15,150,000
Nonemployee stock options	1,500,000	1,500,000
Total shares of common stock issuable	16,650,000	16,650,000

10.   Stock Transactions

During the year ended June 30, 2010 the Company issued 565,782,000 shares of its common stock to consultants for services valued at $3,213,248.  In addition during the year ended June 30, 2009, the Company received cash proceeds totaling $1,322,274 for common stock subscriptions.

During the year ended June 30, 2009 the Company issued 565,782,000 shares of its common stock to consultants for services valued at $1,317,250 and 29,000,000 shares for cash proceeds of $531,172. In addition during the year ended June 30, 2009, the Company received cash proceeds totaling $2,957,500 for common stock subscriptions.

 During the year ended June 30, 2008 the Company issued 67,605,000 shares of its common stock, 59,200,000 to consultants for services, and 8,405,000 for cash of $64,000 The shares were valued at their value at the date of issuance.  The Company also issued 16,000,000 preferred shares to its President , a related party for accrued salary of $80,000.

12.   Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $1,069,240 and $417,876 at June 30, 2010 and 2009 respectively.

During the year ended June 30, 2010 the Company issued 120,732,000 common shares to it’s board of directors as compensation for services rendered.   The common  shares were valued at $2,414,640.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.   Other Information.

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions with NPDT for each of the directors and officers of NPDT.

Name	Age Position (1)

Richard Damion	67
Chairman, CEO, CFO, Secretary, Treasurer and Director since 1996
Robert George, Director since 2001	75
Michael Lutton, Vice Chairman , Director since 2009	53
Donald Danks, CEO since 2010	53
Weiling Tsao, President since 2010	53

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

Michael T. Lutton, age 53, has a long and varied business career dealing with global banks and investors. Mr. Lutton served as President of both The Irvine Industrial Company and the Irvine Office Company, subsidiaries of the Irvine Company, Orange County, California, from 1984 to 1993.  In this position, he was responsible for the development of commercial buildings, leasing and sales of commercial buildings, and asset management for the companies.  These subsidiaries were responsible for all development and asset management of The Irvine Company's "on and off ranch" portfolios. Mr. Lutton served as Chairman and CEO of PM Realty Group, a large asset management company, holding that position from 1993 to 2000.  PM Realty Group was engaged in leasing, selling and asset and property management of large commercial buildings and properties.. From 2001 to the present, Mr. Lutton has served as a Managing Member of Centurion Partners, a Company engaged in real estate development.  In this position Mr. Lutton oversaw the acquisition and development of the 33 story Sapphire Tower Condominium Project in downtown San Diego.  Mr. Lutton has a Bachelor of Science from the University of Southern California.

Donald Danks, age 53, is the CEO of the company.  Previously, from January 2001 November 2008 Mr. Danks was the CEO for iMergent, Inc., an e-commerce software and services company listed on the American Stock Exchange.   Prior to and after his position at iMergent, Mr. Danks was and has been involved in the creation, funding and business development of several early-stage companies.  His activities included attracting early stage capital, assisting in the development of business plans, recruitment of senior management, building institutional ownership and overseeing ongoing corporate finance needs. Mr. Danks has a B.S. from U.C.L.A.

None of our four directors is considered an independent director.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).

Section 16(A). Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Richard Damion CFO	0	0	0
Robert George, Director	0	0	0
Donald Danks CEO	0	0	0
Mike Lutton VCOB	0	0	0
Weiling Tsao PRES	0	0	0

Item 11.  Executive Compensation

The following table sets forth certain information as to our officers and directors.

None of the stock awards to executives included unexercised options, stock that has not vested or equity incentive plan awards.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of October 5, 2009 and by the officers and directors of NPDT as a group. Except as otherwise indicated, all shares are owned directly.

(1) All percentages are calculated by giving effect to the potential exercise of options held by the applicable person, entity or group, but without giving effect to the potential exercise of options held by any other person, entity or group.

(2) Of the 319,643,000 common shares held by Mr. Damion, 319,637,000 shares are owned outright. The remaining 6,000,000 shares are shares which can be acquired by Mr. Damion through the exercise of options.

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

PART IV

Item 14.   Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended June 30, 2010 and 2009 were approximately $50,000.

Audit-Related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax/Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2010 and 2009

All Other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2010 and 2009 were $0 and $0 respectively.

Item 15. Exhibits

Exhibits required by Item 601 of Regulation S-K

Statement
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3(i)	Articles of Incorporation	Incorporated by Reference

3(ii)	Bylaws	Incorporated by Reference

4	Instruments defining the righs of security holders, including indentures	Not applicable

9	Voting Trust agreement	Not applicable

12	Statements re computation of ratios	Not applicable

13	Annual report to Security holders	Not applicable

14	Code of Ethics	Incorporated by Reference

15	letter re unaudited interim financial information	Not Applicable

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

19	Report furnished to Security holders	Not applicable

21	subsidiaries of the registrant	None

22	Published report regarding matters submitted to vote of security holders	Not applicable

23	consents of experts and counsel	Not applicable

24	Power of attorney	Not applicable

31	31 (i) and (ii)	Included

32	32 Section 1350 Certs	Included

33	Report on assessment of compliance with servicing criteria for asset backed issuers	Not applicable

34	Attestation report on assessment of compliance with servicing criteria for asset backed securities	Not applicable

35	Service compliance statement	Not applicable

99	Additional Exhibits	None

100	XBRL related documents	Not applicable

NEWPORT DIGITAL TECHNOLOGIES, INC.

(Formerly International Food Products Group, Inc.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newport Digital Technologies, Inc.

By:	/s/ Donald Danks
Name:	Chief Executive officer
Title:	Principal Executive Officer
Date: October 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ Donald Danks	Director and Chief Executive Officer (principal executive officer)	October 12, 2010
Donald Danks

/s/ Weiling Tsao	Director and President	October 12, 2010
Weiling Tsao

/s/ Richard Damion	Director, Chairman of the Board of Directors, and Chief Financial officer (principal accounting officer)	October 12, 2010
Richard Damion

/s/ Mike Lutton	Director and Vice Chairman of the Board of Directors	October 12, 2010
Mike Lutton

/s/ Robert George	Director, Executive Vice President and Chief Administrative Officer	October 12, 2010
Robert George