Form 10-Q
period 2010-09-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2010-11-19
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-33251

NEWPORT DIGITAL TECHNOLOGIES, INC.

(Formerly: International Food Products Group, Inc.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2010, the issuer had 1,563,816,053 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Balance Sheet

	(Unaudited)
	Sept. 30, 2010	June 30, 2010
Current Assets
Cash	$300,491	$2,965
Inventory	101,636	101,636
Prepaid expenses and deposits	163,338	179,448

Total Current Assets	565,465	284,049

Total assets	$565,465	$284,049

Liabilities and Shareholders’ Deficit

Current Liabilities
Trade accounts payable	$158,007	$133,334
Other accrued expenses	487,446	287,825
Notes payable – related parties	1,009,450	1,069,240
Note payable – third party	316,045	316,045

Total current liabilities	1,970,948	1,806,444

Commitments and contingencies

Shareholders’ Equity:
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
1,563,816,052 and 1,390,302,001, issued and outstanding	1,563,817	1,390,303
Common stock subscribed	984,746	1,255,274
Additional paid-in capital	18,687,048	17,670,381
Deficit accumulated during development stage	(11,171,684)	(10,368,942)
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	(1,405,484)	(1,522,395)

Total liabilities and shareholders’ deficit	$565,465	$284,049

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended September 30,		July 1, 2008 (Inception of development stage) through September 30,
	2010	2009	2010

Gross sales	$--	$--	$--
Less: returns, discounts and allowances	--	--	--

Net sales	--	--	--
Cost of goods sold	--	--	--

Gross profit	--	--	--

Selling expenses	--	--	--
Research and development	--	62,863	1,280,974
General and administrative expenses	787,835	6,905,979	10,090,126

Total operating expenses	787,835	6,968,842	11,371,100

Loss from continuing operations	(787,835)	(6,968,842)	(11,371,100)

Other income (expense)
Interest expense	(14,907)	--	(59,332)
Debt forgiveness	--	--	258,748

Total other income (expense)	(14,907)	--	199,416

Loss before provision for income taxes	(802,742)	(6,968,842)	(11,171,684)

Provision for income taxes	--	--	--

Net loss	$(802,742)	$(6,968,842)	$(11,171,684)

Net loss per share, basic and diluted:
From continuing operations	$(0.00)	$(0.01)

Shares used in per-share calculation, basic
and diluted	1,448,140,018	912,144,466

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			July 1, 2008
			(inception of
			development
	For the three months periods ended September 30,		stage through
	2010	2009	September 30, 2010)

Cash flows (used by ) operating activities:
Net loss	$(802,742)	$(3,775,709)	$(11,171,684)
Adjustments to reconcile net loss to net cash
used by operating activities
Shares issued for services and debt	161,681	382,250	3,757,179
Decrease (increase) in assets:
Inventory	--	--	(101,636)
Prepaid expenses	16,110	40,833	812,495
Increase (decrease) in liabilities:
Accounts payable	151,549	(45,100)	98,501
Accrued expenses	26,409	(104,275	209,959
Net cash provided by (used in)
operating activities	(446,993)	(502,001)	(6,395,186)

Cash flows provided by financing activities
Proceeds from related party	(13,454)	251,552	889,462
Proceeds from notes payable	--	(30,500)	235,545
Proceeds from subscribed common stock	757,972	2,957,500	5,037,746
Proceeds from sale of common stock	--	531,172	531,172
Net cash provided by financing activities	744,518	3,709,724	6,693,925

Net increase (decrease) in cash	297,525	207,723	298,739
Cash at beginning of year	2,965	1,752	1,752

Cash at end of year	300,491	209,475	300,491

Supplemental Disclosures of Cash Flow Information
Interest paid to third parties	$--	$--	$--

Income taxes paid	--	--	--

Supplemental Schedule of Non-cash investing and financing Activities
Issuance of common shares for prepaid services	$161,681	$382,250	$3,757,179
The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

 (a Development Stage Company)

Statement of Shareholders’ Deficit

(Unaudited)

								Deficit
								Accumulated
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	During Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total
		$		$		$	$	$	$
	--	--	414,363,501	414,364	--	9,966,550	-10,156,074	--	224,840

Balance, June 30, 2007

Shares issued for cash		--	8,405,000	8,405	--	55,595		--	64,000
Shares issued for cash		--	59,200,000	59,200	--	406,400		--	465,600
Preferred stock issued	16,000,000	16,000				64,000			80,000
Net loss for the year	--	--	--	--	--	--	-1,329,337	--	-1,329,337

Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	-11,485,411	--	-494,897

Shares issued for cash			29,000,000	29,000		502,172			531,172
Shares issued for services			43,750,000	43,750		1,273,500			1,317,250
Cash received for stock subscription					2,957,500				2,957,500
Net loss for the year	--	--	--	--	--	--	--	-3,775,709	-3,775,709

Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	-11,485,411	-3,775,709	535,317

Shares issued for services			325,782,000	325,782		2,887,466			3,213,248
Cash received for stock subscription					1,322,274				1,322,274
Shares issued for subscriptions received			509,801,500	509,802	(3,024,500)	2,514,698
Net loss for the year								(6,593,233)	(6,593,233)
Balance, June 30, 2010	16,000,000	16,000	1,390,302,001	1,390,303	1,255,274	17,670,381	(11,485,411)	(10,368,942)	(1,522,395)

Stock issued for services			23,739,768	23,740		137,941			161,681
Stock issued to satisfy subscriptions received			149,774,283	149,774	(1,028,500)	878,726
Common stock subscriptions received					757,972				757,972
Net loss for the three months ended September 30, 2010								(802,742)	(802,742)
Balance, September 30, 2010	16,000,000	16,000	1,563,816,052	1,563,817	984,746	18,687,048	(11,485,411)	(11,171,684)	(1,405,484)

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.
F/K/A International Food Products Group, Inc.

(A Development Stage Company)

Notes to the Financial Statements

As of September 30, 2010

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

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any charge offs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of September 30, 2010 and June 30, 2010, the Company has no accounts receivable.

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

Research and Development

     Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $-0- and $62,863 for the three and nine months periods ended September  30, 2010 and 2009 and  $1,280,974 for the period July 1,  2008 (inception of development stage) through September  30, 2010.

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

At September 30, 2010 and December 31, 2010, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during the three months periods ended September 30, 2010 and 2009.

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

In June 2009, the FASB issued the Accounting Standards Codification (“FASB ASC”) as the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements, effective for interim and annual periods ending after September 15, 2009. FASB ASC does not change GAAP, but changes the way accounting principles are referenced in financial statements and notes to financial statements. As required, we adopted FASB ASC in the first quarter of fiscal 2010 and, other than accounting principle resource referencing; FASB ASC had no impact on our financial statements as of September 30, 2010 or for the three months period then ended.

In December 2007, the FASB issued changes in accounting requirements for business combinations that are contained in FASB ASC 805, Business Combinations (“FASB ASC 805”). The requirements retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The above provisions for changes in accounting requirements prescribed by FASB ASC 805, effective for the Company beginning July 1, 2009, were adopted in the first quarter of fiscal 2010 with no impact on our financial statements as of September 30, 2010 and for the three months period then ended.

FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”) includes guidance that establishes a standard definition of fair value and a framework under generally accepted accounting principles to measure fair value and expands disclosure requirements for fair value measurements. On July 1, 2008, we adopted the provisions of FASB ASC 820 for assets and liabilities measured or disclosed at fair value on a recurring basis. The provisions of FASB ASC 820 were adopted for nonfinancial assets and liabilities measured on a non-recurring basis on July 1, 2009 and had no impact on our financial statements at September 30, 2010, as we currently have no nonfinancial assets and liabilities measured on a non-recurring basis at fair value.

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

Equipment consisted of the following as of September 30, 2010:
Computer Equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the three months period ended September 30, 2010 and 2009 was $0. Equipment was fully depreciated at June 30, 2006.

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

4.    Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$1,009,450

Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	$50,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	25,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2012. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	2,295

Note payable to an individual dated November 10, 2009, uncollateralized with interest due at 5% per month with a maturity date of November 11, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	113,750

Note payable to an individual dated December 24, 2009, uncollateralized with interest due at 5% per month with a maturity date of December 23, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	125,000
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

The Company also has federal and state net operating loss carry forwards of approximately $22,641,093. The federal net operating loss carry forwards will begin to expire in the years 2018.

6.    Commitments

The Company rents its corporate office on a month to month basis.

7.    Going Concern -

The Company has incurred net losses for the three months period ended September 30, 2010 totaled $802,745, and has a retained deficit of $22,641,093, is in the development stage, and has no revenues.   Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations.. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.    Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during either of the two years in the period ended June 30, 2010. The Company does not have a formal plan for granting options.

Stock options granted and outstanding at June 30, 2010: There were no changes during the years then ended June 30, 2010 and 2009.  All options granted are fully vested at June 30, 2010 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

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

10.    Stock Transactions

During the three months period ended September 30, 2010 the company issued 3,739,768 shares of its common stock for legal services valued at $25,681, 20,000,000 shares of its common stock for consulting services valued at $136,000.  The Company issued 148,774,283 shares of its common stock for common stock subscriptions received.  The Company received $757,972 in stock subscriptions.

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

12.    Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $1,009,450 at September 30, 2010 and $1,022,904 at June 30, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations for the three month periods ended September 30, 2010 and 2009

Net Sales: Net sales for the three month ended September 30, 2010 and 2009 were $0.  We had no sales in the current period as we are gearing up with our new business plan.

Cost of Sales: The Cost of Sales for the three month period ended September 30, 2010 and 2009 was $0.

Research & Development: R&D expense, which is now engineering expense for the three month period ended September 30, 2010, was $168,221 compared to $62,863 in the prior period.

General and Administrative expenses: General and Administrative expenses for the three month period ended September 30, 2010, were $787,835 compared to $6,905,979 in the same period in 2009.  In order to restructure the new business it was imperative to increase consultants and professional fees; $202,500.  The company hired high level, industry experts to operate the company; however officer salaries have been curtailed until the Company generates revenues and profits, which decreased officer salaries to $49,368 and office salaries to $96,605.  Investor relations decreased to $17,672.  Also, legal was a significant expense at $44,383 in the transformation and to prepare documentation to increase company capital.  Travel was $18,087.

Liquidity and Capital Resources: We have experienced net losses of $802,742 and $6,968,842 for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010, we had $300,490 in cash. As a development stage company in our new field of endeavor, we currently do not have revenue producing operations, and we must sustain operations through equity and debt financing.

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

In the first three months of our current fiscal year, the Company has sold a total of 149,774,284 shares for cash proceeds of $1,028,500, and issued a total of 23,739,768 shares of its common stock in consideration for services rendered which were valued in the aggregate at $161,681.

Plan of Operations

Beginning in the December 2008 quarter, the Company decided to discontinue all operations in the food industry and devote all of its resources and attention to developing a technology business.

The Company entered into a strategic relationship for various technologies with the Institute for Information Industry (III) and The Industrial Technology Research Institute (ITRI) in Taiwan.  III and ITRI were established in 1979 as quasi-governmental organizations, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  Specifically, this relationship allows our Company to develop, license and sell technology developed by III and ITRI, and customized to our customers’ specifications into the U.S. and international markets.  The Company has elected to initially work with the III and ITRI in developing and marketing wireless technologies in RFID, WiMAX, Voice Over Internet Protocol (VOIP), digital signage and LED lighting, and security and surveillance technology markets. However, over the past several months, the Company has elected to focus its efforts on developing, marketing and selling primarily digital signage and LED lighting and on RFID technology.  While the Company still has access and the ability to market and sell WiMAX, VoIP and security and surveillance technology, because of limited capital resources, it is choosing not to at this time.

In addition, the Company has created a new division that leverages the Company’s resources in Asia to help small to mid-size U.S. based companies engineer, source and manufacture technology solutions.  The Company is currently working with its first customer to develop, source, manufacture and sell a customized technology solution that our client company will resell to its existing and potential customer base.  This division is not constrained by market segment and will seek to opportunistically leverage its engineering and manufacturing relationships and resources in Taiwan and Asia to generate revenue.

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

Voice Over Internet Protocol or VOIP is an IP telephony term for a set of facilities used to manage the delivery of voice information over the Internet. VoIP involves sending voice information in digital form in discrete packets rather than by using the traditional circuit-committed protocols of the public switched telephone network (PSTN). A major advantage of VoIP and Internet telephony is that it avoids the tolls charged by ordinary telephone service.

Digital Signage and LED Lighting: Through its relationship with III, The Company has entered into a strategic worldwide distribution agreement with FormoLight Technologies, Inc., a Taiwan-based professional manufacturer specializing in LED signage and LED lighting systems. The Company’s intent is to work with FormoLight in customizing LED digital signage solutions that the Company will then market and sell through strategic sales channel partners in the United States and international markets. The Company has secured non-exclusive worldwide marketing and distribution rights to Formolight’s products and solutions.  Additionally, for any technology or solution that The Company and FormoLight “jointly develop”, the Company will have exclusive global marketing and distribution rights. In addition to the agreements with FormoLight, the Company is actively developing a number of additional engineering and manufacturing relationships with China-based digital signage makers in order to offer a complete line of digital signage solutions at competitive price points.  We expect these new relationships will be important in creating a competitive position in the crowded but rapidly growing digital signage marketplace.

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

During the quarter ended September 30, 2010, the company continued to further develop its technology business model.  The company is in the process of renegotiating its agreement with Gil Technologies in order further clarify as well as to broaden the scope of the relationship. The company anticipates that it can conclude this renegotiation within the next 90 days.

The company also continued to make advancements in developing RFID solutions and has opened an office in Bentonville, Arkansas and has hired two RFID experts who previously work for the RFID Research Center at Sam Walton Business College at the University of Arkansas.  The Company is actively engaged in developing an end-to-end solution through its collaboration with ITRI and the RFID Research lab in order to effectively enter the RFID market.  The Company is also working closely with III, ITRI and a major retailer in an effort to establish EPC Global standards to further the adoption of RFID technology in the retail inventory management market.

In the past quarter, however, the Company has made the strategic decision to close its Bentonville office and consolidate all RFID sales, marketing and  engineering into its Newport Beach and Taipei, Taiwan offices.  The Company has access to similar RFID research labs through its relationship with ITRI.  In addition, we are working to modify out RFID sales strategy to focus on joint ventures and partnership with existing RFID technology systems integrators and resellers and plan to concentrate more on military and other similar applications for our ruggedized RFID reader and RFID chip solution as described below.

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

Integration into this reader module is very unique security protocol that is capable of reading under the EPC Global Gen 2 layer defines term on specific RFID chips. This RFID reader module will not only read the EPC Global Gen 2 layer RFID define tags but will also provide access to five password protected secure layers, one layer for each section of a supply chain (Manufacturing, Transportation, Distribution, Warehouse and Retail), or for such other data gathering and tracking purposes as the user may designate  Both the RFID reader and the RFID tag will be manufactured in Taiwan and NDT plans to  distribute both through the sales channel partnerships that we are currently developing.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q report contains certain forward-looking statements with respect to NDT and its business.  Statements that are not historical facts are identified as “forward-looking statements”.  The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” “may”, and similar expressions, particularly when used in the “future tense”, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of NDT’s control, and involve a number of risks and uncertainties that could cause actual results to differ in a negative manner, and materially so, from those suggested by the forward-looking statements.  These uncertainties, among others, include the ability of NDT to obtain sufficient equity and/or debt capital on commercially reasonable terms to carry out its business plan, whether advantageous contracts can be negotiated on specific products with NDT’s strategic partners, whether new products will find acceptance in the market place and generate significant sales and profits, the status of US and World economies, and various other factors and risks. Further information on potential risk factors that could affect the Company's business plans and financial results can be found in the Company's reports filed with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended September 30, 2010, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

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

Item 2. A. Risk Factors

 Risks Related to Our Business

We Have Historically Lost Money and Losses May Continue in the Future.

We have historically lost money.   The loss for the fiscal year ended June 30, 2010 was and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2010 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the company issued 149,774,284 shares for cash proceeds of $1,028,500.  The capital was used entirely for working capital.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. section1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.1	Certification of CFO pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

Newport Digital Technologies, Inc.

(Formerly International Food Products Group, Inc.)

SIGNATURES

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Newport Digital Technologies, Inc. (Registrant)

November 19, 2010	By	/s/ Donald Danks
Donald Danks Chief Executive officer Principal Executive Officer