Form 10-Q
period 2010-12-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2011-02-15
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

(800) 671-9582

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 12, 2011, the issuer had 1,711,720,522 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Balance Sheets

	(Unaudited)
	December 31, 2010	June 30, 2010
Current Assets
Cash	$48,140	$2,965
Accountants receivable	4,716	-
Inventory	101,636	101,636
Prepaid expenses and deposits	115,000	179,448

Total Current Assets	269,492	284,049

Total assets	$269,492	$284,049

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$196,449	$133,334
Other accrued expenses	517,446	334,161
Notes payable – related parties	961,450	1,022,904
Note payable – third party	316,045	316,045

Total current liabilities	1,991,390	1,806,444

Commitments and contingencies	--	--

Shareholders’ Equity (Deficit):
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
1,691,720,522 and 1,390,302,001, issued and outstanding	1,691,721	1,390,303
Common stock subscribed	296,746	1,255,274
Additional paid-in capital	19,377,440	17,670,381
Deficit accumulated during development stage	(11,618,394)	(10,368,942)
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	(1,721,898)	(1,522,395)

Total liabilities and shareholders’ equity	$269,492	$284,049

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the six months ended December 31,		For the three months ended December 31,		July 1, 2008 (Inception of development stage) through December 31,
	2010	2009	2010	2009	2010

Gross sales	$4,716	$--	$4,716	$--	$4,716
Less: returns, discounts and allowances	--	--	-	--	--

Net sales	4,716	--	4,716	--	4,716
Cost of goods sold	3,600	--	3,600	--	3,600

Gross profit	1,116	--	1,116	--	1,116

Research and development	170,628	64,063	2,407	1,200	1,451,602
General and administrative expenses	1,065,033	7,645,620	445,421	739,641	10,367,324

Total operating expenses	1,235,661	7,709,683	447,828	740,841	11,818,926

Loss from continuing operations	(1,234,545)	(7,709,683)	(446,712)	(740,841}	(11,817,810)

Other income (expense)
Interest expense	(14,907)	--	--	--	(59,332)
Debt forgiveness	--	--	--	--	258,748

Total other income (expense)	(14,907)	--	--	--	199,416

Loss before provision for income taxes	(1,249,452)	(7,709,683)	(446,712)	(740,841)	(11,618,394)

Provision for income taxes	--	--	--	--	--

Net loss	$(1,249,452)	$(7,709,683)	$(446,712)	$(740,841)	$(11,618,394)

Net loss per share, basic and diluted:
From continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Shares used in per-share calculation, basic and diluted	1,563,340,934	1,157,713,617	1,590,264,539	1,269,570,001

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			July 1, 2008
			(inception of
			development
	For the six months ended December 31,		stage through
	2010	2009	December 31, 2010)

Cash flows (used by ) operating activities:
Net loss	$(1,249,452)	$(7,709,683)	$(11,618,394)
Adjustments to reconcile net loss to net cash
used by operating activities
Shares issued for services and debt	221,977	5,667,566	3,817,475
Decrease (increase) in assets:
Inventory	--	--	(101,636)
Accounts receivable	(4,716)	--	(4,716)
Prepaid expenses	64,448	700,334	860,833
Increase (decrease) in liabilities:
Accounts payable	63,115	--	10,066
Accrued expenses	183,285	242,876	366,835
Net cash provided by (used in) operating activities	(721,343)	(1,098,907)	(6,669,537)

Cash flows from investing activities	--	--	--
Cash flows provided by financing activities
Bank overdraft	--	12,223	--
Proceeds from related party	26,546	--	929,462
Payments on related party note payable	(88,000)		(88,000)
Proceeds from notes payable	--	610,714	235,545
Proceeds from subscribed common stock	827,972	200,000	5,107,746
Proceeds from sale of common stock	--	67,000	531,172
Net cash provided by financing activities	766,518	889,937	6,715,925

Net increase (decrease) in cash	45,175	(208,970)	46,388
Cash at beginning of year	2,965	209,475	1,752

Cash at end of year	$48,140	$505	$48,140
Supplemental Disclosures of Cash Flow Information
Interest paid to third parties	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Schedule of Non-cash investing and financing Activities
Issuance of common shares for prepaid services	$161,681	$203,000	$3,757,179
The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

 (a Development Stage Company)

Statement of Shareholders’ Deficit

(Unaudited)

>

								Deficit
								Accumulated
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	During Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total

Balance, June 30, 2007	--	$ --	414,363,501	$ 414,364	$ --	$ 9,966,550	$ (10,156,074)	$ --	$ 224,840
Shares issued for cash	--	--	8,405,000	8,405	--	55,595	--	--	64,000
Shares issued for cash	--	--	59,200,000	59,200	--	406,400	--	--	465,600
Preferred stock issued	16,000,000	16,000	--	--	--	64,000	--		80,000
Net loss for the year	--	--	--	--	--	--	(1,329,337)	--	(1,329,337)
Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	(11,485,411)	--	(494,897)
Shares issued for cash	--	--	29,000,000	29,000	--	502,172	--	--	531,172
Shares issued for services	--	--	43,750,000	43,750	--	1,273,500	--	--	1,317,250
Cash received for stock subscription	--	--	--	--	2,957,500	--	--	--	2,957,500
Net loss for the year	--	--	--	--	--	--	--	(3,775,709)	(3,775,709)
Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	(11,485,411)	(3,775,709)	535,317
Shares issued for services	--	--	325,782,000	325,782		2,887,466	--	--	3,213,248
Cash received for stock subscription	--	--	--	--	1,322,274	--	--	--	1,322,274
Shares issued for subscriptions received	--	--	509,801,500	509,802	(3,024,500)	2,514,698	--	--	--
Net loss for the year	--	--	--	--	--	--	--	(6,593,233)	(6,593,233)
Balance, June 30, 2010	16,000,000	16,000	1,390,302,001	1,390,303	1,255,274	17,670,381	(11,485,411)	(10,368,942)	(1,522,395)
Stock issued for services (unaudited)	--	--	151,644,238	151,644	--	828,333	--	--	979,977
Stock issued to satisfy subscriptions received (unaudited)	--	--	149,774,283	149,774	(1,786,500)	878,726	--	--	(758,000)
Common stock subscriptions received (unaudited)	--	--	--	--	827,972	--	--	--	827,972
Net loss for the quarter ended December 31, 2010 (unaudited)	--	--	--	--	--	--	--	(1,249,452)	(1,249,452)
Balance, December 31, 2010 (unaudited)	16,000,000	$ 16,000	1,691,720,522	$1,691,721	$ 296,746	$19,377,440	$(11,485,411)	$(11,618,394)	$(1,721,898)

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(A Development Stage Company)

Notes to the Financial Statements

As of December 31, 2010

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

The Company has underway, the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company has developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions.

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

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any charge offs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of December 31, 2010 and June 30, 2010, the Company had accounts receivable of $4,716 and $0, respectively.

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

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $-0- and $-0- for the three and six months ended December 31, 2010 and $1,200 and $64,063 for the three and six months ended December 31, 2009.

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

At December 31, 2010 and June 30, 2010, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 718, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. If the fair value of goods or services received in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the equity instruments issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instruments issued in a share-based payment transaction with nonemployees is more reliably measurable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instruments issued.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs during the three and six months ended December 31, 2010 and 2009.

           Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock; relate to borrowings, is expensed in the period it which it is incurred or the stock is issued.

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

2.    Equipment

Equipment consisted of the following as of December 31, 2010:
Computer Equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the three and six months ended December 31, 2010 and 2009 was $0. Equipment was fully depreciated at June 30, 2006.

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

4.    Notes Payable

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$961,450

Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	50,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	25,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2012. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	2,295

Note payable to an individual dated November 10, 2009, uncollateralized with interest due at 5% per month with a maturity date of November 11, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	113,750

Note payable to an individual dated December 24, 2009, uncollateralized with interest due at 5% per month with a maturity date of December 23, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	125,000
$316,045

5.    Deferred Income Taxes

The components of the provision for income taxes are as follows:

For the Years Ended June 30,
	2010	2009
Current tax expense:
Federal	--	-
State	--	-
	--	-
Deferred tax expense:
Federal		--
State	--	--

Total provision	$--	$--

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	For the Years Ended June 30,
	2010	2009
Deferred income tax assets:
Net operating loss carry forward	$6,119,219	$4,273,113
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	6,119,219	4,273,113)
Valuation allowance	(6,119,219)	(4,273,113)
Net deferred income tax asset	-	-

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

The Company also has federal and state net operating loss carry forwards of approximately $23,103,452. The federal net operating loss carry forwards will begin to expire in the years 2018.

6.    Commitments

The Company rents its corporate office on a month to month basis.

7.    Going Concern -

The Company has incurred net losses for the six months period ended December 31, 2010 totaling $1,249,452, and has a retained deficit of $23,103,805, is in the development stage, and has no revenues.  Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

8.    Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during the six months ended December 31, 2010 or the year ended June 30, 2010. The Company does not have a formal plan for granting options. All options granted are fully vested at June 30, 2010 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

Summary information about the Company's options outstanding all of which were exercisable at June 30, 2010:

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

The computations of basic and diluted loss per common share are as follows:

	For the Six Months Ended December 31,
	2010	2009
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,249,452)	$(7,709,683)
Denominator:

Weighted average shares - basic and diluted	1,563,340,934	1,157,713,617
Loss per common share, basic and diluted	$(0.00)	$(0.00)

The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two years presented.

10.    Stock Transactions

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

During the six months period ended December 31, 2010 the company issued 3,739,768 shares of its common stock for legal services valued at $25,681, 147,904,469 shares of its common stock for consulting services valued at $979,977.  The Company issued 149,774,283 shares of its common stock for common stock subscriptions received.  The Company received $827,972 in stock subscriptions.

 11.    Related Party Transactions

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $961,450 at December 31, 2010 and $1,022,904 at June 30, 2010.

12. Subsequent Events

On February 7, 2011 the Company issued 20,000,000 shares to an officer of the company for services.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations for the six month period ended December 31, 2010 and 2009

Net Sales: Net sales for the six months ended December 31, 2010 and 2009 were $4,716 and $0, respectively.  We had one sale in the current period as we are gearing up with our new business plan.

Cost of Sales: The Cost of Sales for the six month period ended December 31, 2010 and 2009 was $3,600 and $0.

Research & Development: R&D expense, which is now engineering expense for the six month period ended December 31, 2010, was $170,628 compared to $64,063 in the prior period.

General and Administrative expenses: General and Administrative expenses for the six month period ended December 31, 2010, were $1,065,035 compared to $7,645,620 in the same period in 2009.  In order to restructure the new business it was imperative to increase consultants and professional fees in the prior year.  The company hired high level, industry experts to operate the company; however officer salaries have been curtailed until the Company generates revenues and profits, which decreased officer salaries to $84,368 and office salaries to $157,136.  Investor relations decreased to $37,547.  Also, legal was a significant expense at $97,570 in the transformation and to prepare documentation to increase company capital.  Travel was $42,651.

Liquidity and Capital Resources: We have experienced net losses of $1,249,452 and $7,709,683 for the six months ended December 31, 2010 and 2009, respectively. At December 31, 2010, we had $48,140 in cash. As a development stage company in our new field of endeavor, we currently do not have significant revenue producing operations, and we must sustain operations through equity and debt financing.

Results of Operations for the three month period ended December 31, 2010 and 2009

Net Sales: Net sales for the three months ended December 31, 2010 and 2009 were $4,716 and $0, respectively.  We had one sale in the current period as we are gearing up with our new business plan.

Cost of Sales: The Cost of Sales for the three month period ended December 31, 2010 and 2009 was $3,600 and $0.

Research & Development: R&D expense, which is now engineering expense for the three month period ended December 31, 2010, was $2,407 compared to $1,200 in the prior period.

General and Administrative expenses: General and Administrative expenses for the three month period ended December 31, 2010, were $445,421 compared to $739,641 in the same period in 2009.  In order to restructure the new business it was imperative to increase consultants and professional fees in the prior year.  The company hired high level, industry experts to operate the company; however officer salaries have been curtailed until the Company generates revenues and profits, which decreased officer salaries to $35,000 and office salaries to $60,530.  Investor relations decreased to $37,547.  Also, legal was a significant expense at $53,187 in the transformation and to prepare documentation to increase company capital.  Travel was $24,654.

Liquidity and Capital Resources: We have experienced net losses of $446,712 and $740,841 for the three months ended December 31, 2010 and 2009, respectively. At December 31, 2010, we had $48,140 in cash. As a development stage company in our new field of endeavor, we currently do not have significant revenue producing operations, and we must sustain operations through equity and debt financing.

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

During the quarter ended December 31, 2010, the company continued to further develop its technology business model.  The company is in the process of renegotiating its agreement with Gil Technologies in order further clarify as well as to broaden the scope of the relationship. The company anticipates that it can conclude this renegotiation within the next 90 days.

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

The Principal Executive Officer and Principal Accounting Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended December 31, 2010, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended December 31, 2010, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

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

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, a lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the company issued 149,774,284 shares for cash proceeds of $1,786,500.  The capital was used entirely for working capital.

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

Newport Digital Technologies, Inc. (Registrant)

February 15, 2011	By	/s/ Donald Danks
Donald Danks Chief Executive officer Principal Executive Officer