Form 10-Q
period 2011-03-31
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2011-05-09
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

620 Newport Center Drive, Newport Beach,   California 92660

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 11, 2011, the issuer had 1,746,132,286 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Balance Sheets

	(Unaudited)
	March 31, 2011	June 30, 2010
Current Assets
Cash	$15,232	$2,965
Inventory	228,880	101,636
Prepaid expenses and deposits	-	179,448

Total Current Assets	244,112	284,049

Total assets	$244,112	$284,049

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$120,290	$133,334
Other accrued expenses	524,446	334,161
Notes payable – related parties	966,854	1,022,904
Note payable – third party	316,045	316,045

Total current liabilities	1,927,635	1,806,444

Commitments and contingencies	-	-

Shareholders’ Equity (Deficit):
Preferred Stock $.001 par value, 16,000,000 authorized and issued @.001 par value	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
1,746,132,286 and 1,390,302,001, issued and outstanding	1,746,132	1,390,303
Common stock subscribed	119,746	1,255,274
Additional paid-in capital	19,598,028	17,670,381
Deficit accumulated during development stage	(11,678,018)	(10,368,942)
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	(1,683,523)	(1,522,395)

Total liabilities and shareholders’ equity	$244,112	$284,049

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,		July 1, 2008 (Inception of development stage) through March 31,
	2011	2010	2011	2010	2011

Gross sales	$8,400	$--	$8,400	$--	$8,400
Less: returns, discounts and allowances	--	--	4,716	--	4,716

Net sales	8,400	--	3,684	--	8,400
Cost of goods sold	5,852	--	2,252	--	5,852

Gross profit	2,548	--	1,432	--	2,548

Research and development	46,600	74,055	--	9,992	1,327,574
General and administrative expenses	1,250,117	10,615,387	61,157	2,969,767	10,552,408

Total operating expenses	1,296,717	10,689,442	61,157	2,979,759	11,879,982

Loss from continuing operations	(1,294,169)	(10,689,442)	(59,725)	(2,979,759}	(11,877,434)

Other income (expense)
Interest expense	(14,907)	--	--	--	(59,332)
Debt forgiveness	--	--	--	--	258,748

Total other income (expense)	(14,907)	--	--	--	199,416

Loss before provision for income taxes	(1,309,076)	(10,689,442)	(59,725)	(2,979,759)	(11,678,018)

Provision for income taxes	--	--	--	--	--

Net loss	$(1,309,076)	$(10,689,442)	$(59,725)	$(2,979,759)	$(11,678,018)

Net loss per share, basic and diluted:
From continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Shares used in per-share calculation, basic and diluted	1,610,856,127	1,309,814,001	1,707,998,300	1,329,936,001

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			July 1, 2008
			(inception of
			development
	For the nine months ended March 31,		stage through
	2011	2010	March 31, 2011)

Cash flows (used by ) operating activities:
Net loss	$(1,309,076)	$(10,689,442)	$(11,678,018)
Adjustments to reconcile net loss to net cash
used by operating activities
Shares issued for services and debt	296,976	8,082,206	3,892,474
Decrease (increase) in assets:
Inventory	(127,244)	(39,800)	(228,880)
Prepaid expenses	179,448	739,442	843,648
Increase (decrease) in liabilities:
Accounts payable	(13,044)	--	66,092
Accrued expenses	190,285	368,268	373,835
Net cash provided by (used in) operating activities	(782,655)	(1,539,325)	(6,730,849)

Cash flows from investing activities	--	--	--
Cash flows provided by financing activities
Bank overdraft	--	13,975	--
Proceeds from related party	31,950	--	934,866
Payments on related party note payable	(88,000)	--	(88,000)
Proceeds from notes payable	--	631,716	235,545
Proceeds from subscribed common stock	850,972	649,900	5,130,746
Proceeds from sale of common stock	--	43,000	531,172
Net cash provided by financing activities	794,922	1,338,591	6,744,329

Net increase (decrease) in cash	12,267	(200,735)	13,480
Cash at beginning of year	2,965	209,475	1,752

Cash at end of year	$15,232	$8,740	$15,232
Supplemental Disclosures of Cash Flow Information
Interest paid to third parties	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Schedule of Non-cash investing and financing Activities
Issuance of common shares for prepaid services	$161,681	$8,082,206	$3,757,179
The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

 (a Development Stage Company)

Statement of Shareholders’ Deficit

(Unaudited)

								Deficit
								Accumulated
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	During Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total

Balance, June 30, 2007	--	$ --	414,363,501	$ 414,364	$ --	$ 9,966,550	$ (10,156,074)	$ --	$ 224,840
Shares issued for cash	--	--	8,405,000	8,405	--	55,595	--	--	64,000
Shares issued for cash	--	--	59,200,000	59,200	--	406,400	--	--	465,600
Preferred stock issued	16,000,000	16,000	--	--	--	64,000	--		80,000
Net loss for the year	--	--	--	--	--	--	(1,329,337)	--	(1,329,337)
Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	(11,485,411)	--	(494,897)
Shares issued for cash	--	--	29,000,000	29,000	--	502,172	--	--	531,172
Shares issued for services	--	--	43,750,000	43,750	--	1,273,500	--	--	1,317,250
Cash received for stock subscription	--	--	--	--	2,957,500	--	--	--	2,957,500
Net loss for the year	--	--	--	--	--	--	--	(3,775,709)	(3,775,709)

Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	(11,485,411)	(3,775,709)	535,317
Shares issued for services	--	--	325,782,000	325,782		2,887,466	--	--	3,213,248
Cash received for stock subscription	--	--	--	--	1,322,274	--	--	--	1,322,274
Shares issued for subscriptions received	--	--	509,801,500	509,802	(3,024,500)	2,514,698	--	--	--
Net loss for the year	--	--	--	--	--	--	--	(6,593,233)	(6,593,233)
Balance, June 30, 2010	16,000,000	16,000	1,390,302,001	1,390,303	1,255,274	17,670,381	(11,485,411)	(10,368,942)	(1,522,395)
Stock issued for services (unaudited)	--	--	176,644,238	176,644	--	878,333	--	--	1,054,977
Stock issued to satisfy subscriptions received (unaudited)	--	--	179,186,047	179,185	(1,986,500)	1,049,314	--	--	(758,000)
Common stock subscriptions received (unaudited)	--	--	--	--	850,972	--	--	--	850,972
Net loss for the quarter ended March 31, 2011 (unaudited)	--	--	--	--	--	--	--	(1,309,076)	(1,309,076)
Balance, March 31, 2011 (unaudited)	16,000,000	$ 16,000	1,746,132,286	$1,746,132	$ 119,746	$19,598,028	$(11,485,411)	$(11,678,018)	$(1,683,523)

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 F/K/A International Food Products Group, Inc.

(A Development Stage Company)

Notes to the Financial Statements

As of March 31, 2011

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

The Company during the past two years has continued to broaden its scope of business, leaving the food processing business behind, and devoting all of its resources and attention to developing a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize significant revenues in its redirected business.

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

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any charge offs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of March 31, 2011 and June 30, 2010, the Company had accounts receivable of $0 and $0, respectively.

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

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $-0- and $46,600 for the three and nine months ended March 31, 2011 and $9,992 and $74,055 for the three and nine months ended March 31, 2010.

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

At March 31, 2011 and June 30, 2010, the Company’s financial instruments are cash and cash equivalents, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs during the nine months ended March 31, 2011 and 2010 were $2,100 and $0, respectively.

Interest Expense

Interest expense, including loan fees paid through the issuance of shares of the Company’s common stock; relate to borrowings, is expensed in the period it which it is incurred or the stock is issued.

            Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant assumption that has been made by management with regards to the preparation of their financial statements is the valuation allowance that has been established for the deferred income tax asset and the valuation of share-based compensation. Changes in this and other estimates as well as the assumptions involved in the preparation of the financial statements are considered reasonably possible and may have a material impact on the financial statement

2.  New Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.

In October 2009, the FASB issued SFAS No. 166, “Accounting For Transfers of Financial Assets -- An Amendment Of FASB Statement No. 140” ("SFAS 166") [ASC860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

In October 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ("SFAS 167") [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after December 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Registration Statement and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.    Equipment

Equipment consisted of the following as of March 31, 2011:
Computer Equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

Depreciation expense for the three and nine months ended March 31, 2011 and 2010 was $0. Equipment was fully depreciated at June 30, 2006.

4.    Accounts Payable

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

 5.    Notes Payable

Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	$50,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	25,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2012. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	2,295

Note payable to an individual dated November 10, 2009, uncollateralized with interest due at 5% per month with a maturity date of November 11, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	113,750

Note payable to an individual dated December 24, 2009, uncollateralized with interest due at 5% per month with a maturity date of December 23, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	125,000
$316,045

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$961,450

Note payable to a related party who is an officer; the note is uncollateralized with interest @ 10% due on demand, including interest	5,404
$966,854

6.    Deferred Income Taxes

Significant components of the Company's deferred income tax assets and liabilities at March 31, 2011 and June 30, 2010 are as follows:

	March 31,	June 30,
	2011	2010
Deferred income tax assets:
Net operating loss carry forward	$6,564,304	$6,119,219
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	6,564,304	6,119,219
Valuation allowance	(6,564,304)	(6,119,219)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	March 31, 2011	June 30, 2010
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other		-
Stock-based compensation	16.6	16.6
Change in valuation allowance	17.4	17.4
Effective income tax rate	0.0%	0.0%

The Company also has federal and state net operating loss carry forwards of approximately $22,300,000. The federal net operating loss carry forwards will begin to expire in the years 2019.

7.    Commitments

The Company rents its corporate office on a month to month basis.

8.    Going Concern

The Company has incurred net losses for the nine months period ended March 31, 2011 totaling $1,309,076, and has a retained deficit of $23,163,429, is in the development stage, and has minimal revenues.  Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

9.    Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during the nine months ended March 31, 2011 or the year ended June 30, 2010. The Company does not have a formal plan for granting options. All options granted were fully vested at June 30, 2010 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

Summary information about the Company's options outstanding all of which were exercisable at March 31, 2011:

Weighted Average
		Shares	Exercise Price
Balance, June 30, 2007		16,650,000	$0.133
Granted		-	-
Exercised		-	-
Canceled		-	-
Balance, June 30, 2008		16,650,000	0.133
Granted		-	-
Exercised		-	-
Canceled		-	-
Balance, June 30, 2009 and 2010		16,650,000	$0.133
Granted		-	-
Exercised		-	-
Canceled		-	-
Exercisable at March 31, 2011		16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at March 31, 2011:

Stock Options Outstanding

Weighted Average
Average Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.08	11,250,000	3.2	0.083
$0.25	5,400,000	6.0	0.25
16,650,000

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

10.    Loss per Share

Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares.

The computations of basic and diluted loss per common share are as follows:

	For the Quarter Ended
	March 31, 2011	March 31, 2010
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(1,309,076)	$(10,689,442)

Denominator:
Weighted average shares - basic and diluted	1,610,856,127	1,309,814,001
Loss per common share, basic and diluted	$(0.00)	$(0.01)

The effect of any potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the two periods presented.

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

During the six months period ended March 31, 2011 the company issued 3,739,768 shares of its common stock for legal services valued at $25,681, 172,904,470 shares of its common stock for consulting services valued at $1,029,296.  The Company issued 179,186,047 shares of its common stock for common stock subscriptions received.  The Company received $850,972 in stock subscriptions.

 12.    Related Party Transactions

There is a note payable to a related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $961,450 at March 31, 2011 and $1,022,904 at June 30, 2010.

During the quarter the Company’s CFO advanced $5,403 to pay for certain company expenses.

13. Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events and has found none to report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations for the nine month period ended March 31, 2011 and 2010

Net Sales: Net sales for the nine months ended March 31, 2011 and 2010 were $8,400 and $0, respectively.  We had one sale in the current period as we are gearing up with our new business plan.

Cost of Sales: The Cost of Sales for the nine month period ended March 31, 2011 and 2010 was $5,852 and $0.

Research & Development: R&D expense, which is now engineering expense for the nine month period ended March 31, 2011, was $46,600 compared to $74,055 in the prior period.

General and Administrative expenses: General and Administrative expenses for the nine month period ended March 31, 2011, were $1,250,117 compared to $10,615,387 in the same period in 2010.  In order to restructure the new business it was imperative to increase consultants and professional fees in the prior year.  The company hired high level, industry experts to operate the company; however, officer salaries have been curtailed until the Company generates revenues and profits, which decreased officer salaries to $84,368 and office salaries to $196,136.  Investor relations decreased to $40,057.  Also, legal was a significant expense at $97,953 in the transformation and to prepare documentation to increase company capital.  Travel was $43,922.

Liquidity and Capital Resources: We have experienced net losses of $1,309,076 and $10,689,442 for the nine months ended March 31, 2011 and 2010, respectively. At March 31, 2011, we had $15,232 in cash. As a development stage company in our new field of endeavor, we currently do not have significant revenue producing operations, and we must sustain operations through equity and debt financing.

Results of Operations for the three month period ended March 31, 2011 and 2010

Net Sales: Net sales for the three months ended March 31, 2011 and 2010 were $3,684 and $0, respectively.  We had one sale in the current period as we are gearing up with our new business plan.

Cost of Sales: The Cost of Sales for the three month period ended March 31, 2011 and 2010 was $2,252 and $0.

Research & Development: R&D expense, which is now engineering expense for the three month period ended March 31, 2011, was $0 compared to $9,992 in the prior period.

General and Administrative expenses: General and Administrative expenses for the three month period ended March 31, 2011, were $61,157 compared to $2,969,767 in the same period in 2010.  In order to restructure the new business it was imperative to increase consultants and professional fees in the prior year.  The company hired high level, industry experts to operate the company; however officer salaries have been curtailed until the Company generates revenues and profits, which decreased officer salaries to $0 and office salaries to $39,000.  Investor relations decreased to $37,547.  Also, legal was a significant expense at $53,187 in the transformation and to prepare documentation to increase company capital.  Travel was $24,654.

Liquidity and Capital Resources: We have experienced net losses of $59,725 and $2,979,759 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, we had $15,232 in cash. As a development stage company in our new field of endeavor, we currently do not have significant revenue producing operations, and we must sustain operations through equity and debt financing.

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

During the quarter ended March 31, 2011, the company continued to further develop its technology business model.  The company is in the process of renegotiating its agreement with Gil Technologies in order further clarify as well as to broaden the scope of the relationship. The company anticipates that it can conclude this renegotiation within the next 90 days.

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

tem 4(T). Controls and Procedures

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

The Principal Executive Officer and Principal Accounting Officer assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended March 31, 2011, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended March 31, 2011, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2011 the company issued 179,186,047 shares for cash proceeds of $1,228,499.  The capital was used entirely for working capital.

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

Newport Digital Technologies, Inc. (Registrant)

February 19, 2011	By	/s/ Donald Danks
Donald Danks Chief Executive officer Principal Executive Officer