Form 10-K
period 2011-06-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2011-10-31
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [  ]  No  [X]

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  [  ]     No  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 was approximately $3,596,935 based upon the closing price of $0.003 reported for such date on The OTC Bulletin Board.

As of August 23, 2011 the registrant had 1,770,755,341 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

NEWPORT DIGITAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, and Financial Statement Schedules	31

	Signatures	32

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

From 2009 through late 2010, The Company had underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company had during that time developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions. In July, 2010, the Company has elected to narrow its initial focus on marketing and distributing only RFID and Digital Signage/LED lighting solutions and to hold off on initiating sales and marketing efforts on it WiMax and Security & Surveillance solutions. In early 2011, the Company abandoned its focus on the RFID market, finding that it did not the capital or human resources to effectively compete in that market against other better financed, established companies, and decided to further reduce its focus on the Digital Signage Market.  Specifically, the Company is working to sell a network of digital signage kiosks and screens into retail stores that would enable manufacturers of consumer goods to advertise, market and promote their product in-store via interactive, digital signage solutions.  By June of 2011, the Company was engaged with national retail sales, marketing and merchandising company and had begun market research and business development in this area of business.  The Company is also engaged with a Major League Baseball Team, the San Diego Padres, to develop and deploy certain digital signage solutions with the Padres’ Petco Park baseball stadium.  The Company has entered into a strategic joint venture agreement with Convergent Holdings, as described below, in order to design, instill and operated digital signage networks into retail stores.

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

In 2008, the Company underwent a significant restructuring of its business, and now focuses its business on the marketing and distribution technology products and solutions, the evolution of which is described above.

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

THE COMPANY’S STRATEGIC ALLIANCES

The Company had identified and had planned to commercialize customer-driven technology solutions in its identified competencies through a strategic alliance with two Taiwan technology research and development (R&D) incubators, the Institute Information Industry (III) and Industrial Technology Research Institute (ITRI.).  III and ITRI were established in 1979 as non-governmental organizations, jointly sponsored by the Taiwan government and prominent private enterprises, for the purpose of strengthening the developments of information industry in Taiwan.  These alliances give us the opportunity to develop, license and sell technology and products developed by III and ITRI, which we can customized to our customers’ specifications for sale into the U.S. and international markets.

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

ANTICIPATED PRODUCTS TO BY MARKETED AND SOLD BY THE COMPANY

From 2009 through 2010, The Company, in conjunction with III and ITRI, had been working toward commercializing a number of what it considers leading edge RFID technology solutions.  These included a comprehensive line of mobile computing products and solutions targeted toward RFID field applications for asset tracking, inventory management and point-of-sale for various vertical business-to-business markets.  The Company had expected that these RFID products to include Electronic Product Code (EPC) Global certification laboratories, ruggedized, military/commercial-grade RFID enabled, mobile handheld/tablet computers, RFID Forklifts, RFID tags.  In July 2010,  the Company decided to forego the risk and expense of developing the EPC Global certification laboratories and instead focused on selling it RFID enabled hand held devises as well as RFID tags.  As of March, 2011, it became clear to management, that after significant effort and investment of human and capital resources, that the Company would not be able to effectively compete in the RFID market.  The Company was faced with much larger and better capitalized competitors who made it virtually impossible for the Company to compete in this market.  Therefore, the Company discontinued its sales, marketing and business development efforts in the RFID handheld devise and RFID tag markets.  The Company reduced its sales, marketing, technical sales and engineering support staff and corresponding budgets to reflect the decision to exit the RFID business.

As mentioned, the Company is now focusing all of its efforts in selling, marketing and deploying digital signage solutions into retail stores and into outdoor stadiums in the United States.

 Digital Signage: Through its relationship with III, The Company had entered into a strategic relationship with FormoLight Technologies, Inc., a Taiwan-based professional manufacturer specializing in LED Display Systems for both indoors and outdoors and LED Street Lighting Systems. FormoLight also provides proficient integral services in project management, customized software, installations, testing, and maintenance.  FormoLight has installed large scale projects in high profile sports arena and stadiums around the world  The Company’s intent is to assist FormoLight in expanding its LED Digital Signage capability into large scale, customized Digital Signage solutions that the Company had planned to market and sell through strategic sales channel partners in the United States. The Company had secured non-exclusive worldwide marketing and distribution rights to Formolight’s products and solutions.  Additionally, for any technology or solution that The Company and FormoLight “jointly develop”, the Company will have exclusive global marketing and distribution rights.

 The Company had planned to market and sell customized digital signage solutions through collaboration with AT&T, integrating AT&T’s wireless network capabilities into the Digital Signage solution thereby enabling content to be sent to the signage over the wireless network and eliminating the need for direct cable connectivity.  This will enable Digital signage to be ubiquitous in many locations, such as on the sides of city buses, trains or taxis as well as in more traditional signage locations.

 In June, 2010, the Company formally launched its sales and marketing efforts for its digital signage and LED lighting solutions at the Infocomm trade show in Las Vegas.  The response to the product line was strong and the Company began pursuing business development with a number of clients and had anticipated digital signage revenue in the just ended fiscal year.  The Company also attempted to establish a distribution arrangement with Ingram Micro to sell its digital signage solutions through to Ingram Micro’s clients.

However, as business development progressed, it became clear that while FormoLight had very high and often superior products, the U.S. market was more focus on pricing than quality, and the Company, despite aggressive sales and marketing efforts, was unable to close business because of pricing, as well as the fact that we are an early stage development company, and the fact that bigger, more established competitors where able to offer similar products and solutions as a lower cost.

That development led the Company to establish a joint venture with TechVentures Capital Investment Corp and at the same time became an authorized LG Electronics commercial display reseller in an effort to overcome pricing issues, to offer branded digital signage solutions in an attempt to compete in the digital signage market.

From June 2011 until today, the Company has been attempting to leverage its status as an authorized LGE reseller in order to sell digital signage into the hospitality, health care, and sports and entertainment markets.  Thus far, the Company has determined that digital signage, branded or otherwise, has fast become a commodity product with tremendous competition and very little gross profit margins.  Management does not believe it can compete effectively by selling digital signage hardware and has begun, in September 2011, to focus its efforts on selling digital signage network solutions into targeted retail stores.

In September, 2011, the Company announced that we have entered into a strategic business agreement with Convergent Holdings, Inc., a technology driven company with expertise in wireless, interactive digital signage solutions, in order to advance our digital signage projects with the San Diego Padres PetCo Park as well as the deployment of retail in-store digital signage networks currently under development.

The Company has developed a joint venture with Convergent and Convergent’s Founde and CEO, Brooks Pickering, has agreed to join the Company as a strategic advisor to provide end-to-end interactive digital signage solutions design and deployment experience and expertise to the Company’s clients.   Mr. Pickering was recently the advisor to Deutsche Bank in designing and deploying all guest experience technologies at the recently opened $3 billion Cosmopolitan of Las Vegas, a project that included: first-of-its-kind interactive room control, specialized projection systems, and the largest high-definition LCD video installation in the world.  The Company believes that is now has a resource partner to develop and deploy unique, integrated interactive digital signage solutions to it customers.  We believe that because of some of Convertgents’s unique, proprietary technology, that we will be able to offer unique solutions at competitive prices to our prospective clients.

Surveillance: III and ITRI has developed Security and Surveillance Technologies which the Company had intended to market and sell, and which management believed would have had a broad application and provide advanced security solutions for national border, port, home, business and public environments. But as mentioned above, the Company has decided to exit this market.

TECHNOLOGY LICENSED

WIMAX: The Company had signed a licensing agreement for Microsoft’s mobile operating platform, for use in telecommunications products including the Company’s N37B handheld computer with advanced RFID capability.  The Company is no longer in the RFID business and has not and will not renew this license.

MARKETING

As the Company has changed its business focus, the Company’s marketing efforts are focus entirely on selling business-to-business interactive digital signage solutions to select clients.  We are no engaged in broad based marketing efforts; through we do attend strategic industry trade shows.  The Company develops its client based primarily through face-to-face business development meetings.  We are focused on key companies who have strong presence in large retail food, drug and general merchandise chains in order to sell in-store, interactive digital signage solutions

COMPETITION

NDT’s competitors in the digital signage space are Panasonic, Samsung, Vizio, Sharp and Toshiba as well as many other smaller, non-branded digital signage prodivders. Each of these companies is substantially larger, better capitalized, with more employees, have well funded R & D programs, a strong and loyal customer base, and years of experience in the market place.

EMPLOYEES

Most of NDT's operations are conducted through the use of independent contractors. Independent contractors perform such duties as selling, manufacturing, shipping and computer services. Because of this policy, NDT currently has only 2 full time employees.

GOVERNMENT REGULATIONS

The Company may be subject to certain import/export regulations but the Company is not certain as to which regulations will pertain to its business.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We are the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $23,600,682 at June 30, 2011. In addition, we had a working capital deficit as of June 30, 2011 of $1,895,476. We had net losses of $1,746,329 and $6,593,233 for the years ended June 30, 2011 and 2010, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs.  If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Property

Third party contractors would produce and ship the products of NDT. Accordingly we do not maintain manufacturing or warehouse space. Our US Corporate facilities are 500 square feet of office space located 620 Newport Center Drive Suite 570, Newport Beach, California 92660. NDT occupies the space pursuant to a month to at nominal rent of $500.

The Company also maintains Newport Digital Technologies, Pty Ltd., with 500 square feet of office space ABN/ACN 57 111 453 500/111 453 500, 104 Auburn Road, Hawthorn 3122 VIC Australia, at no rent to the Company.

Until November of 2010, NDT also occupied a lab testing office with 1,000 square feet located at 304 SW 16 th  St., Suite 10, Bentonville, AR 72756. NDT occupied the space pursuant to a yearly lease at a rent of $1200 per month. NDT terminated that rental agreement in November 2010.

In November, 2010,  the Company also closed it offshore facilities located at Newport Digital Technologies, Ltd. with 3,250 square feet of office space located at 12F, No 866-7 Zhongzheng Rd, Zhonghe City, Taipei County, 235, Taiwan, R.O.C., where we were paying rent of $3000 per month. The Company also closes its Newport Digital Technologies, Inc office with 500 square feet of office space located at No. 1-21-4, Taihei, Sumida-Ku, Tokyo, 130-0012, Japan where there was no rent paid by the Company

Item 3.  Legal Proceedings

The Company has stipulated to a judgment against the Company in favor of Flair Packaging in the amount of $130,000. The Company and Flair Packaging have not reached a satisfactory agreement on the payment terms.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the share holders during the fiscal year ended June 30, 2011.

Part II

Item 5.   Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The common shares of the Company are listed on the OTC Bulletin Board under the symbol NPDT.OB. Following is the high and low sales prices for each of the two years in the period ending June 30, 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High	Low

Jul - Sep 2009	$0.045	$0.029
Oct - Dec 2009	$0.039	$0.024
Jan - Mar 2010	$0.027	$0.015
Apr - Jun 2010	$0.017	$0.005
Jul - Sep 2010	$0.014	$0.005
Oct - Dec 2010	$0.007	$0.003
Jan -Mar 2011	$0.005	$0.003
Apr - Jun 2011	$0.002	$0.004

At June 30, 2011 there were approximately 330 record holders of NDT's Common Stock.

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

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1) We would not be able to pay our debts as they become due in the usual course of business; or

(2) Our total assets would be less than the sum of our total liabilities.

Recent Sales of Unregistered Securities

During the year ended June 30, 2011, the Company issued a total of 87,124,437 restricted shares of its common stock for services rendered.  The Company also issued a total of 293,328,903 shares of its restricted common stock to a limited number of accredited shareholders for cash, at prices ranging between $0.002 and $0.007 per share.  The transactions were deemed transactions exempt from the registration requirements of section 5 of the Securities Act of 1933 in reliance on section 4(2) of that Act.  (See the Company’s reports filed under the Securities And Exchange Act of 1934, which are incorporated herein by reference).

Item 6.  Selected Financial Data.

Not Required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note about Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations.  Statements that are not historical facts are identified as “forward-looking statements”.  The words “estimate,” “project,” “intend,” “expect,” “believe,” “plan,” and similar expressions, particularly when used in the “future tense”, are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this release.  These forward-looking statements are necessarily estimates, reflecting the best judgment of senior management that rely on a number of assumptions concerning future events, many of which are outside of NDT’s control, and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.

These uncertainties, among others, include the success of NDT in obtaining sufficient equity and debt capital on commercially reasonable terms to carry out its business plan, whether advantageous contracts can be negotiated on specific products with NDT’s strategic partners, whether new products will find acceptance in the market place and generate significant sales and profits, the status of US and World economies, and various other factors. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly, any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

The Company is a development stage company, and has yet to realize revenues in its business, which is that of developing, marketing and selling cutting edge technology products and services.

From 2009 through late 2010, The Company had underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company had during that time developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions. In July, 2010, the Company has elected to narrow its initial focus on marketing and distributing only RFID and Digital Signage/LED lighting solutions and to hold off on initiating sales and marketing efforts on it WiMax and Security & Surveillance solutions. In early 2011, the Company abandoned its focus on the RFID market, finding that it did not the capital or human resources to effectively compete in that market against other better financed, established companies, and decided to further reduce its focus on the Digital Signage Market.  Specifically, the Company is working to sell a network of digital signage kiosks and screens into retail stores that would enable manufacturers of consumer goods to advertise, market and promote their product in-store via interactive, digital signage solutions.  By June of 2011, the Company was engaged with national retail sales, marketing and merchandising company and had begun market research and business development in this area of business.  The Company is also engaged with a Major League Baseball Tea, the San Diego Padres, to develop and deploy certain digital signage solutions with the Padres’ Petco Park baseball stadium.  The Company has entered into a strategic joint venture agreement with Convergent Holdings, as described in this report, in order to design, instill and operated digital signage networks into retail stores.

Results of Operations for the fiscal years ended June 30, 2011 and 2010.

Net Sales: Net sales for the fiscal year ended June 30, 2011 and 2010, were $9,400 and $0, respectively.  Fiscal years 2011 and 2010 were development years for the company as it charted a new direction in its business model. The Company is focused on developing new relationships and developing new product lines for distribution.

Research and Development Expenses: R&D expenses for the fiscal year ended June 30, 2011 was $41,625 as compared to $547,929 for fiscal year ended June 30, 2010. The Company placed the majority of its efforts in both fiscal years ended in the development of new products.

General and Administrative expense: General and Administrative expenses for the fiscal year ended June 30, 2011 was $1,486,908 as compared to $6,005,844 for fiscal year ended June 30, 2010.   Officer’s salaries were $383,735 in 2010, but were cut back in 2011 to $240,856.  Consulting expenses for the year ended June 30, 2011 were $285,220 compared to $4,844,960 in 2010. For the fiscal year 2010 the Company had increased its efforts to develop cutting edge technologies and products. In 2011 those efforts were scaled back as a result of decreased funding. Shareholder expenses decreased to $240,856 in 2011 from $830,380 in 2010, with its continued to raise investor capital and to increase awareness regarding its stock to attract new shareholders to its existing base of shareholders.

Liquidity and Capital Resource:  Since inception, we have financed our cash requirements primarily from the sale of equity securities, vendor lines of credit and short-term debt.  The Company is currently attempting to raise $1,000,000. This new capital is expected to provide additional bridge financing needed in order for the company to reach the point of commercial sales of its products, and then to increase such sales to the point of profitability.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $23,600,682 at June 30, 2011. In addition, we had a working capital deficit as of June 30, 2011 of $1,895,476. We had net losses of $1,746,329 and $6,593,233 for the years ended June 30, 2011 and 2010, respectively. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may not be able to implement our business plan, or we may have to curtail our business activities sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to obtain additional financing on reasonable terms, and in the longer term, to generate sufficient cash flow to meet our obligations on a timely basis to retain financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, the accompanying financial statements will be adversely effected and we may have to curtail or cease operations.

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

Material events and uncertainties: We anticipate that we will begin to be profitable in the fourth quarter of fiscal year 2012, but there is no assurance that this will occur..  For this to happen, we must gain financing and deliver a very successful product.

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

NDT relies heavily on the technology expertise of outside consultants, advisors, and partners.  Without these relationships, the Company would most likely not be able to become competitor in digital signage technologies.

In general the technology software and high technology industries are very competitive and new and improved methodologies and technologies always pose a threat to existing operations.  At anytime those standards utilized by NDT could become obsolete.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk and Supplementary Data.

Not Required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:   THE BOARD OF DIRECTORS OF NEWPORT DIGITAL TECHNOLOGIES, INC.

We have audited the accompanying consolidated balance sheets of Newport Digital Technologies, Inc.  (a development stage company) as of June 30, 2011, and 2010 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended and for the period from July 1, 2008 (beginning of development stage) through June 30, 2011.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newport Digital Technologies, Inc. as at June 30, 2011 and 2010 and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended and for the period from July 1, 2008 (beginning of development stage) through June 30, 2011  in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Saint Louis, Missouri

October 27, 2011

NEWPORT DIGITAL TECHNOLOGIES, INC.

(a Development Stage Company)

Balance Sheets

For the Years Ended June 30,

	2011	2010
Current Assets

Cash	$10,030	$2,965
Inventory	22,800	101,636
Prepaid expenses and deposits	-	179,448

Total Current Assets	32,830	284,049

Total assets	$32,830	$284,049

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$106,662	$133,334
Other accrued expenses	539,446	334,161
Notes payable – related parties	966,153	1,022,904
Notes payable – third party	316,045	316,045

Total current liabilities	1,928,306	1,806,444

Shareholders’ Equity (Deficit):
Preferred Stock $.001 par value, 16,000,000 authorized and issued	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
1,770,755,341 and 1,390,302,001, issued and outstanding	1,770,757	1,390,303
Common stock subscribed	179,746	1,255,274
Additional paid-in capital	19,738,703	17,670,381
Deficit accumulated during development stage	(12,115,271)	(10,368,942)
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	(1,895,476)	(1,522,395)

Total liabilities and shareholders’ equity (deficit)	$32,830	$284,049

The accompanying notes are an integral part of these financial statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Operations

For the Years Ended June 30,	July 1, 2008 (Inception of development stage) through June 30,

	2011	2010	2011

Gross sales	$14,116	$-	$14,116
Less: returns, discounts and allowances	4,716	-	4,716

Net sales	9,400	-	9,400
Cost of goods sold	7,855	-	7,855

Gross profit	1,545	-	1,545

Research and development	41,625	547,929	1,322,599
Inventory impairment	204,434	-	204,434
General and administrative expenses	1,486,908	6,005,844	10,789,199

Total operating expenses	1,732,967	6,553,773	12,316,232

Net loss from operations	(1,731,422)	(6,553,773)	(12,314,687)

Other income (expense)
Interest expense	(14,907)	(39,460)	(59,332)
Debt forgiveness	-	-	258,748

Total other income (expense)	(14,907)	(39,460)	199,416

Net loss	$(1,746,329)	$(6,593,233)	$(12,115,271)

Net loss per share, basic and diluted:	$(0.00)	$(0.01)

Shares used in per-share calculation, basic and diluted	1,644,585,512	1,151,223,126

The accompanying notes are an integral part of these financial statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Cash Flows

July 1, 2008 (inception
of development

For the Years Ended June 30,	Stage) through

	2011	2010	June 30, 2011
Cash flows (used by ) operating activities:
Net loss	$(1,746,329)	$(6,593,233)	$(12,115,271)
Adjustments to reconcile net loss to net cash
used by operating activities
Shares issued for services and debt	422,276	3,213,248	4,017,774
Loss on inventory impairment	204,434		204,434
Decrease (increase) in assets:
Inventory	(125,598)	(101,636)	(227,234)
Prepaid expenses	179,448	755,552	975,833
Increase (decrease) in liabilities:
Accounts payable	(26,672)	(7,949)	(79,720)
Accrued expenses	205,285	287,825	388,834
Net cash provided by (used in) operating activities	(887,156)	(2,446,193)	(6,835,350)
Cash flows from investing activities	-	-	-
Cash flows provided by financing activities
Proceeds from related party	41,461	651,364	944,377
Payments on related party note payable	(98,212)	-	(98,212)
Proceeds from notes payable	-	266,045	235,545
Proceeds from sale of common stock	-		531,172
Proceeds from subscribed common stock	950,972	1,322,274	5,230,746
Net cash provided by financing activities	894,221	2,239,683	6,843,628

Net increase (decrease) in cash	7,065	(206,510)	8,278
Cash at beginning of year	2,965	209,475	1,752
Cash at end of year	$10,030	$2,965	$10,030

Supplemental Disclosures of Cash Flow Information

Interest paid to third parties	$--	$--	$--
Income taxes paid	$--	$--	$--

Supplemental Schedule of Non-cash investing and financing Activities

Issuance of common shares for prepaid services	$161,681	$-	$3,757,179

The accompanying notes are an integral part of these financial statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (a Development Stage Company)

Statement of Shareholders’ Equity (Deficit)

Deficit
Accumulated

Preferred Stock	Common Stock	Common Stock	Additional Paid-in	Accumulated	During Development

	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total

Balance, June 30, 2007	--	$ --	414,363,501	$ 414,364	$ --	$ 9,966,550	$ (10,156,074)	$ --	$ 224,840
Shares issued for cash	--	--	8,405,000	8,405	--	55,595	--	--	64,000
Shares issued for cash	--	--	59,200,000	59,200	--	406,400	--	--	465,600
Preferred stock issued	16,000,000	16,000	--	--	--	64,000	--		80,000
Net loss for the year	--	--	--	--	--	--	(1,329,337)	--	(1,329,337)
Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	(11,485,411)	--	(494,897)
Shares issued for cash	--	--	29,000,000	29,000	--	502,172	--	--	531,172
Shares issued for services	--	--	43,750,000	43,750	--	1,273,500	--	--	1,317,250
Cash received for stock subscription	--	--	--	--	2,957,500	--	--	--	2,957,500
Net loss for the year	--	--	--	--	--	--	--	(3,775,709)	(3,775,709)
Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	(11,485,411)	(3,775,709)	535,317
Shares issued for services	--	--	325,782,000	325,782		2,887,466	--	--	3,213,248
Cash received for stock subscription	--	--	--	--	1,322,274	--	--	--	1,322,274
Shares issued for subscriptions received	--	--	509,801,500	509,802	(3,024,500)	2,514,698	--	--	--
Net loss for the year	--	--	--	--	--	--	--	(6,593,233)	(6,593,233)
Balance, June 30, 2010	16,000,000	16,000	1,390,302,001	1,390,303	1,255,274	17,670,381	(11,485,411)	(10,368,942)	(1,522,395)
Stock issued for services	--	--	87,124,437	87,125	--	335,151	--	--	422,276
Stock issued to satisfy subscriptions received	--	--	293,328,903	293,329	(2,026,500)	1,733,171	--	--	--
Common stock subscriptions received	--	--	--	--	950,972	--	--	--	950,972
Net loss for the year ended June 30, 2011	--	--	--	--	--	--	--	(1,746,329)	(1,746,329)
Balance, June 30, 2011	16,000,000	$ 16,000	1,770,755,341	$1,770,757	$ 179,746	$19,738,703	$(11,485,411)	$(12,115,271)	$(1,895,476)

The accompanying notes are an integral part of these financial statements.

  NEWPORT DIGITAL TECHNOLOGIES, INC.

 (A Development Stage Company)

Notes to the Financial Statements

As of June 30, 2011

NOTE 1 - Summary of Significant Accounting Policies

Company Overview

On March 30, 2009 a Special Meeting of the Company’s shareholders was held and a majority vote of shareholders approved a name change of the Company to Newport Digital Technologies, Inc.  In addition, the number of authorized shares of the Company’s $.001 par value common stock was increased from 600,000,000 shares to 1,800,000,000 shares.

The Company, during the past two years, has continued to broaden its scope of business, leaving the food processing business behind, and devoting all of its resources and attention to developing a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize significant revenues in its redirected business.

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

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”

Revenue Recognition

The Company recognizes revenue in accordance with Revenue Recognition ASC 605-15-25 which requires that four basic criteria must be met before revenue can be recognized.  (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.   Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2011 or 2010.

The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any charge offs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of June 30, 2011 and 2010, the Company had no accounts receivable.

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

Research and Development

Research and development expenses for new products are expensed as they are incurred.  Expenses for new product development totaled $41,625 and $547,929 for the years ended June 30, 2011 and 2010, respectively.

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

Stock Based Compensation

We account for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation which requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under FASB ASC 718 we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our statements of operations over the service period that the awards are expected to vest.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended June 30, 2011 and 2010 were $2,100 and $0, respectively.

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

Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.

The effect of any potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been anti dilutive for the two periods presented.

New Accounting Pronouncements

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value.

•	Level 1: none
•	Level 2: none
•	Level 3: none

At June 30, 2011 and 2010, the Company’s financial instruments are cash, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

NOTE 2 – Property and Equipment

Equipment consisted of the following as of June 30, 2011 and 2010:

Computer Equipment	$35,090
Furniture and fixtures	2,424
37,514
Less: accumulated depreciation	(37,514)
Total equipment	-

All equipment was fully depreciated at June 30, 2006.

NOTE 3 – Inventory

In accordance with ASC 330-10-35, “Adjustment to Lower of Cost or Market” the Company determined that the value of its inventory had fallen below the cost at which it was recorded. As such the Company has written its entire inventory down to cost and has recorded a loss on impairment of $204,434 as of June 30, 2011.

NOTE 4 - Other Accrued Expenses

Included in Other Accrued Expenses is a payable to a vendor of the Company who supplied packaging for the Company's products during the period from fiscal year 2000 through fiscal year 2002 and obtained a judgment in the California Superior Court against the Company for the amounts due for the products that were provided and court-awarded attorney’s fees. This judgment awarded by the court to the vendor has been recorded, and a lien has been filed in the approximate amount of $130,000.

NOTE 5 - Notes Payable

Notes payable for the years ended are as follows:

June 30,

	2011	2010
Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	50,000	50,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	25,000	25,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2012. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	2,295	2,295

Note payable to an individual dated November 10, 2009, uncollateralized with interest due at 5% per month with a maturity date of November 11, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	113,750	113,750

Note payable to an individual dated December 24, 2009, uncollateralized with interest due at 5% per month with a maturity date of December 23, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	125,000	125,000
	$316,045	$316,045

Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$961,951	$1,022,904

Note payable to a related party who is an officer; the note is uncollateralized with interest @ 10% due on demand, including interest	4,202	-
	$966,153	$1,022,904

NOTE 6 - Deferred Income Taxes

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2011 and 2010 are as follows:

June S30,	June 30,
2011	2010

Deferred income tax assets:
Net operating loss carry forward	$6,712,971	$6,119,219
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	,6,712,971	6,119,219
Valuation allowance	(6,712,971)	(6,119,219)
Net deferred income tax asset	$-	$-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

June 30, 2011	June 30, 2010

Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other		-
Stock-based compensation	16.6	16.6
Change in valuation allowance	17.4	17.4
Effective income tax rate	0.0%	0.0%

The Company also has federal and state net operating loss carry forwards of approximately $22,400,000. The federal net operating loss carry forwards will begin to expire in the years 2027.

NOTE 7 - Commitments

The Company rents its corporate office on a month to month basis.

NOTE 8 - Going Concern

The Company has incurred net losses for the year ended June 30, 2011 totaling $1,746,329, and has a retained deficit of $23,600,682, is in the development stage, and has minimal revenues.  Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 9 - Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during the years ended June 30, 2011 or 2010. The Company does not have a formal plan for granting options. All options granted were fully vested at June 30, 2010 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

Summary information about the Company's options outstanding all of which were exercisable at June 30, 2011:

Weighted Average
Shares	Exercise Price

Balance, June 30, 2009 and 2010	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Exercisable at June 30, 2011	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at June 30, 2011:

Stock Options Outstanding

		Weighted Average
Average Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.08	11,250,000	2.5	0.083
$0.25	5,400,000	5.2	0.25
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

NOTE 10 - Common Stock Transactions

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

During the year ended June 30, 2010 the Company issued 565,782,000 shares of its common stock to consultants for services valued at $3,213,248.  In addition during the year ended June 30, 2010, the Company received cash proceeds totaling $1,322,274 for common stock subscriptions.

During the year ended June 30, 2011 the company issued 3,739,768 shares of its common stock for legal services valued at $25,681, 83,384,669 shares of its common stock for consulting and other services valued at $396,595. The Company issued 293,328,903 shares of its common stock for common stock subscriptions received.  The Company received $955,972 in stock subscriptions.

NOTE 11 - Related Party Transactions

There is a note payable to a related party who is an officer, director and major shareholder; the note is uncollateralized with interest at 10% due on demand, including interest.  The note payable balance was $961,950 at June 30, 2011 and $1,022,904 at June 30, 2010.

During the year the Company’s CFO advanced $4,202 to pay for certain company expenses.

NOTE 12 - Subsequent Events

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

Michael T. Lutton, age 53, has a long and varied business career dealing with global banks and investors. Mr. Lutton served as President of both The Irvine Industrial Company and the Irvine Office Company, subsidiaries of the Irvine Company, Orange County, California, from 1984 to 1993.  In this position, he was responsible for the development of commercial buildings, leasing and sales of commercial buildings, and asset management for the companies.  These subsidiaries were responsible for all development and asset management of The Irvine Company's "on and off ranch" portfolios. Mr. Lutton served as Chairman and CEO of PM Realty Group, a large asset management company, holding that position from 1993 to 2000.  PM Realty Group was engaged in leasing, selling and asset and property management of large commercial buildings and properties. From 2001 to the present, Mr. Lutton has served as a Managing Member of Centurion Partners, a Company engaged in real estate development.  In this position Mr. Lutton oversaw the acquisition and development of the 33 story Sapphire Tower Condominium Project in downtown San Diego.  Mr. Lutton has a Bachelor of Science from the University of Southern California.

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

Item 11.  Executive Compensation

The following table sets forth certain information as to our officers and directors.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock Awards ($)	Total ($)
Richard Damion, COB, CFO	2009 2010 2011	0 6,000 0	0 600,000 0	0 666,000 0
Robert George, Director	2009 2010 2011	14,272 0 0	25,000 0 0	34,272 0 0
Gary DeMel	2010	81,000	0	81,000

Michael Lutton, Vice Chairman, Director	2009 2010 2011	150000 70,200 0	0 600,000 0	150000 672,000 0

Donald Danks, CEO	2010 2011	0 0	0 0	0 0

Weiling Tsao	2010	10,000	2,400,000	2,500,000

None of the stock awards to executives included unexercised options, stock that has not vested or equity incentive plan awards.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of June 30, 2011 and by the officers and directors of NPDT as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address	Common Shares	Percent of Class (1)	Preferred shares	Percent of Class

Richard Damon	189,643,457	10.67%	16,000,000	100.00%
620 Newport Center Drive Newport Beach, Ca 92660

Michael Lutton	120,000,000	6.75%
620 Newport Center Drive Newport Beach, Ca 92660

Robert George	16,384,998	0.92%
620 Newport Center Drive Newport Beach, Ca 92660

Donald Danks	48,000,000	2.70%
620 Newport Center Drive Newport Beach, Ca 92660

Weiling Tsao	120,000,000	6.75%
620 Newport Center Drive Newport Beach, Ca 92660

Ketan Mehta	80,000,000	4.50%

All executive officers, directors, and outside individuals as a group (five)	574,028,455	32.29%

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

Item 14.   Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual financial statements for the fiscal years ended June 30, 2011 and 2010 were approximately $25,000 and $25,000, respectively.

Audit-Related Fees. Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax/Fees. The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2011 and 2010

All Other Fees. The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2011 and 2010 were $0 and $0 respectively.

PART IV

Item 15. Exhibits

Exhibits required by Item 601 of Regulation S-K

Statement
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not applicable

3(i)	Articles of Incorporation	Incorporated by Reference

3(ii)	Bylaws	Incorporated by Reference

4	Instruments defining the rights of security holders, including indentures	Not applicable

9	Voting Trust agreement	Not applicable

12	Statements re computation of ratios	Not applicable

13	Annual report to Security holders	Not applicable

14	Code of Ethics	Incorporated by Reference

15	letter re unaudited interim financial information	Not Applicable

16	Letter re change in certifying accountant	Not applicable

18	Letter re change in accounting principles	Not applicable

19	Report furnished to Security holders	Not applicable

21	subsidiaries of the registrant	None
22	Published report regarding matters submitted to vote of security holders	Not applicable

23	consents of experts and counsel	Not applicable

24	Power of attorney	Not applicable

31	31 (i) and (ii)	Included

32	32 Section 1350 Certs	Included

33	Report on assessment of compliance with servicing criteria for asset backed issuers	Not applicable

34	Attestation report on assessment of compliance with servicing criteria for asset backed securities	Not applicable

35	Service compliance statement	Not applicable

99	Additional Exhibits	None

100	XBRL related documents

NEWPORT DIGITAL TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Newport Digital Technologies, Inc.

By:	/s/ Donald Danks
Name:	Chief Executive officer
Title:	Principal Executive Officer

Date: October 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the dates indicated.

/s/ Donald Danks	Director and Chief Executive Officer (principal executive officer)	October 28, 2011

Donald Danks

/s/ Richard Damion Richard Damion	Director, Chairman of the Board of Directors, and Chief Financial Officer (principal accounting officer)	October 28, , 201 1

/s/ Mike Lutton	Director and Vice Chairman of the Board of Directors	October 28, , 201 1

Mike Lutton

/s/ Robert George	Director, Executive Vice President and Chief Administrative Officer	October 28, , 201 1
Robert George