Form 10-Q
period 2011-09-30
NEWPORT DIGITAL TECHNOLOGIES, INC.
filed 2011-11-14
CIK 1019216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 2, 2011, the issuer had 1,786,755,341 shares of its common stock issued and outstanding and 16,000,000 shares of its preferred stock issued and outstanding.

NEWPORT DIGITAL TECHNOLOGIES, INC.

(a Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (a Development Stage Company)

Balance Sheets

	September 30, 2011	June 30, 2011
Current Assets	(Unaudited)
Cash	$556	$10,030
Inventory	22,800	22,800

Total Current Assets	23,356	32,830

Total assets	$23,356	$32,830

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Trade accounts payable	$80,531	$106,662
Other accrued expenses	584,446	539,446
Notes payable – related parties	966,153	966,153
Note payable – third party	316,045	316,045

Total current liabilities	1,947,175	1,928,306

Shareholders’ Equity (Deficit):
Preferred Stock $.001 par value, 16,000,000 authorized and issued	16,000	16,000
Common stock: $.001 par value; 1,800,000,000 shares authorized;
1,786,755,341 and 1,770,755,341, issued and outstanding, respectively	1,786,757	1,770,757
Common stock subscribed	169,746	179,746
Additional paid-in capital	19,769,703	19,738,703
Deficit accumulated during development stage	(12,180,614)	(12,115,271)
Accumulated deficit	(11,485,411)	(11,485,411)

Total shareholders’ equity (deficit)	(1,923,819)	(1,895,476)

Total liabilities and shareholders’ equity (deficit)	$23,356	$32,830

The accompanying notes are an integral part of the financial statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (a Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended September 30,		July 1, 2008 (Inception of development stage) through September 30, 2011
	2011	2010

Gross sales	$-	$-	$14,116
Less: returns, discounts and allowances	-	-	4,716

Net sales	-	-	9,400
Cost of goods sold	-	-	7,855

Gross profit	-	-	1,545

Research and development	-	-	1,322,599
Inventory impairment	-	-	204,434
General and administrative expenses	83,913	787,835	10,873,112

Total operating expenses	83,913	787,835	12,400,145

Loss from operations	(83,913)	(787,835)	(12,398,600)

Other income (expense)
Interest expense	-	(14,907)	(59,332)
Debt forgiveness	18,570	-	277,318

Total other income (expense)	18,570	(14,907)	217,986

Net loss	$(65,343)	$(802,742)	$(12,180,614)

Net loss per share, basic and diluted:	$(0.00)	$(0.00)

Shares used in per-share calculation, basic and diluted	1,783,929,254	1,448,140,018

Supplemental Schedule of Non-cash investing and financing Activities
Issuance of common shares for prepaid services	$-	$161,681	$3,757,179

The accompanying notes are an integral part of the financial statements.

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (a Development Stage Company)

Statement of Shareholders’ Equity (Deficit)

(Unaudited)

								Deficit
								Accumulated
	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	During Development
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Stage	Total

Balance, June 30, 2007	--	$ --	414,363,501	$ 414,364	$ --	$ 9,966,550	$ (10,156,074)	$ --	$ 224,840
Shares issued for cash	--	--	8,405,000	8,405	--	55,595	--	--	64,000
Shares issued for cash	--	--	59,200,000	59,200	--	406,400	--	--	465,600
Preferred stock issued	16,000,000	16,000	--	--	--	64,000	--		80,000
Net loss for the year	--	--	--	--	--	--	(1,329,337)	--	(1,329,337)
Balance, June 30, 2008	16,000,000	16,000	481,968,501	481,969	--	10,492,545	(11,485,411)	--	(494,897)
Shares issued for cash	--	--	29,000,000	29,000	--	502,172	--	--	531,172
Shares issued for services	--	--	43,750,000	43,750	--	1,273,500	--	--	1,317,250
Cash received for stock subscription	--	--	--	--	2,957,500	--	--	--	2,957,500
Net loss for the year	--	--	--	--	--	--	--	(3,775,709)	(3,775,709)
Balance, June 30, 2009	16,000,000	16,000	554,718,501	554,719	2,957,500	12,268,217	(11,485,411)	(3,775,709)	535,317
Shares issued for services	--	--	325,782,000	325,782		2,887,466	--	--	3,213,248
Cash received for stock subscription	--	--	--	--	1,322,274	--	--	--	1,322,274
Shares issued for subscriptions received	--	--	509,801,500	509,802	(3,024,500)	2,514,698	--	--	--
Net loss for the year ended June 30, 2010	--	--	--	--	--	--	--	(6,593,233)	(6,593,233)
Balance, June 30, 2010	16,000,000	16,000	1,390,302,001	1,390,303	1,255,274	17,670,381	(11,485,411)	(10,368,942)	(1,522,395)
Stock issued for services	--	--	87,124,437	87,125	--	335,151	--	--	422,276

Stock issued to satisfy subscriptions received	--	--	293,328,903	293,329	(2,026,500)	1,733,171	--	--	--
Common stock subscriptions received	--	--	--	--	950,972	--	--	--	950,972
Net loss for the year ended June 30, 2011	--	--	--	--	--	--	--	(1,746,329)	(1,746,329)
Balance, June 30, 2011	16,000,000	16,000	1,770,755,341	1,770,757	179,746	19,738,703	(11,485,411)	(12,115,271)	(1,895,476)
Stock issued for services (unaudited)	--	--	10,000,000	10,000	--	7,000	--	--	17,000
Cash received for stock subscription (unaudited)	--	--	--	--	20,000	--	--	--	20,000
Stock issued to satisfy subscriptions received (unaudited)	--	--	6,000,000	6,000	(30,000)	24,000	--	--	-
Net loss for the period ended September 30, 2011 (unaudited)	--	--	--	--	--	--	--	(65,343)	(65,343)
Balance, September 30, 2011 (unaudited)	16,000,000	$ 16,000	1,786,755,341	$1,786,757	$ 169,746	$19,769,703	$(11,485,411)	$(12,180,614)	$(1,923,819)

The accompanying notes are an integral part of the financial statements

NEWPORT DIGITAL TECHNOLOGIES, INC.

 (A Development Stage Company)

Notes to the Financial Statements

As of September 30, 2011

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

The Company, during the past two years has continued to broaden its scope of business, leaving the food processing business behind, and devoting all of its resources and attention to developing a technology marketing and distribution business.  As a result, it should be considered a development stage company, and has yet to realize significant revenues in its redirected business.

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

Cash

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2011 or June 30, 2011.

 The Company has no requirement for compensating balances.

Trade Accounts Receivable

The Company intends and has the ability to hold trade accounts receivable until they are paid. Trade accounts receivable are reported at their outstanding principal amount less any charge offs and an allowance for doubtful accounts. When a trade account receivable is deemed uncollectible, the balance is charged off against the allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company's historical loss experience. Recoveries of trade accounts receivable that have been previously charged off are recorded when received as a reduction in bad debt expense in the year of collection. The Company determines trade accounts receivable delinquency based on contractual terms of the specific trade account receivable. The Company's policy for determining past due is 60 days past agreed upon payment terms. As of September 30, 2011 and June 30, 2011, the Company had accounts receivable of $0 and $0, respectively.

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

In October 2011 the Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, are gained by not requiring fair value measurement, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption did not have an impact on the Company’s financial position and results of operations.

In May 2011 the Accounting Standards Update (Update) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements.  Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. Effective dates are for interim and annual periods beginning after December 15, 2011. The adoption did not have an impact on the Company’s financial position and results of operations.

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

At September 30, 2011 and June 30, 2011, the Company’s financial instruments are cash, accounts payable-trade, accrued liabilities and notes payable. The recorded values of cash and accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of the notes payable approximates the fair value, as interest approximates market rates.

NOTE 2 – Inventory

In accordance with ASC 330-10-35, “Adjustment to Lower of Cost or Market” the Company determined that the value of its inventory had fallen below the cost at which it was recorded. As such the Company has written its entire inventory down to cost and has recorded a loss on impairment of $204,434 as of June 30, 2011.

NOTE 3 - Other Accrued Expenses

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

NOTE 4 - Notes Payable

  Notes payable for the periods ended are as follows:

	September 30, 2011	June 30, 2011
Note payable to a third party, uncollateralized with interest @10% due on demand, including interest	$50,000	$50,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	25,000	25,000

Note payable to an individual dated November 1, 2009, uncollateralized with interest due at 5% per month with a maturity date of October 31, 2012. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	2,295	2,295

Note payable to an individual dated November 10, 2009, uncollateralized with interest due at 5% per month with a maturity date of November 11, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	113,750	113,750

Note payable to an individual dated December 24, 2009, uncollateralized with interest due at 5% per month with a maturity date of December 23, 2011. The note may be converted to common stock at a later date agreeable to by both borrower and lender.	125,000	125,000
	$316,045	$316,045
Note payable to related party who is an officer, director and major shareholder; the note is uncollateralized with interest. @ 10% due on demand, including interest	$961,951	$961,951

Note payable to a related party; the note is uncollateralized with interest @ 10% due on demand, including interest	4,202	4,202
	$966,153	$966,153

In the second quarter of Fiscal year 2011 all of the note holders agreed to allow the company to cease accruing interest on their loans for an unspecified length of time, while the company redirected its focus and plan of operation.

NOTE 5 -   Deferred Income Taxes

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	September 30, 2011	June 30, 2011
Deferred income tax assets:
Net operating loss carry forward	$6,735,188	$6,712,971
Allowance and reserves	--	-
Other	--	-
Total deferred income tax asset	6,735,188	6,712,971
Valuation allowance	(6,735,188)	(6,712,971)

Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

 Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	September 30, 2011	June 30, 2011
Tax benefit at U.S. statutory rate	(34.0)%	(34.0.)%
State tax provision	-	-
Other		-
Stock-based compensation	16.6	16.6
Change in valuation allowance	17.4	17.4
Effective income tax rate	0.0%	0.0%

The Company also has federal and state net operating loss carry forwards of approximately $22,400,000. The federal net operating loss carry forwards will begin to expire in the years 2027.

NOTE 6 - Going Concern

The Company has incurred net losses for the three months ended September 30, 2011 of $65,343, and has a retained deficit of $23,666,025, is in the development stage, and has minimal revenues.  Our business plan calls for development, marketing and sale of cutting edge technology based products and services, developed based on the technology of our strategic partners.   If we are unable negotiate favorable contracts for such technology with our partners, or if the products and services we choose to develop and market are not favorably received in the market place and do not generate significant sales and revenues at reasonable profit margins to us, we will not be able to generate enough revenue to achieve and maintain profitability or to continue our operations. No assurances can be given that the Company will be able to raise the capital required to implement its business plan.. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 7 - Share-Based Compensation

In prior years, the Company granted options to its officers and certain consultants. No options were granted during the three months ended September 30, 2011 or the year ended June 30, 2011. The Company does not have a formal plan for granting options. All options granted were fully vested at June 30, 2011 and are exercisable, upon proper notice, in whole or in part at any time. The options granted have contractual lives ranging from ten to sixteen years.

Summary information about the Company's options outstanding all of which were exercisable at September 30, 2011:

		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2010 and 2011	16,650,000	$0.133
Granted	-	-
Exercised	-	-
Canceled	-	-
Exercisable at September 30, 2011	16,650,000	$0.133

Summary information about the Company's options outstanding all of which are exercisable at September 30, 2011:

Stock Options Outstanding

		Weighted Average
Average Option		Remaining	Average
Exercise	Number	Contractual	Exercise
Price	Outstanding	Life	Price
$0.08	11,250,000	2.2	0.083
$0.25	5,400,000	4.9	0.25
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

NOTE 8 – Common Stock Transactions

During the year ended June 30, 2008 the Company issued 67,605,000 shares of its common stock, 59,200,000 to consultants for services, and 8,405,000 for cash of $64,000. The shares were valued at their closing price on the date of issuance. The Company also issued 16,000,000 preferred shares to its President, a related party for accrued salary of $80,000.

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

During the year ended June 30, 2011 the company issued 3,739,768 shares of its common stock for legal services valued at $25,681, 83,384,669 shares of its common stock for consulting and other services valued at $396,595. The shares were valued at their closing price on the date of issuance.   The Company issued 293,328,903 shares of its common stock for common stock subscriptions received.  The Company received $955,972 in stock subscriptions.

During the three months ended September 30, 2011 the Company issued 10,000,000 shares of common stock for services valued at $17,000 based on the closing price of $0.0017 on the date of issuance. The Company also issued 6,000,000 shares for common stock subscriptions received and received $20,000 in new stock subscriptions.

NOTE 9 - Related Party Transactions

There is a note payable to a related party who is an officer, director and major shareholder; the note is uncollateralized and due on demand. The note holder has agreed to change the terms of the note to 0% interest.  The note payable balance was $961,450 at September 30, 2011 and June 30, 2011.

During the year ended June 30, 2011 a related party advanced $4,202 to pay for certain company expenses.

NOTE 10 - Subsequent Events

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

From 2009 through late 2010, The Company had underway the development, positioning and initial marketing of several different innovative wireless technology solutions which it hopes to sell to Fortune 500 companies and their clients.  The Company had during that time developed through strategic alliances with other companies, a portfolio of competencies in the following wireless technologies: (1) RFID (radio frequency identification); (2) WiMax; (3) Digital Signage/LED lighting; and (4) Security & Surveillance solutions. In July, 2010, the Company has elected to narrow its initial focus on marketing and distributing only RFID and Digital Signage/LED lighting solutions and to hold off on initiating sales and marketing efforts on its WiMax and Security & Surveillance solutions. In early 2011, the Company abandoned its focus on the RFID market, finding that it did not have the capital or human resources to effectively compete in that market against other better financed, established companies, and decided to further reduce its focus on the Digital Signage Market.  Specifically, the Company is working to sell a network of digital signage kiosks and screens into retail stores that would enable manufacturers of consumer goods to advertize, market and promote their product in-store via interactive, digital signage solutions.  By June of 2011, the Company was engaged with national retail sales, marketing and merchandising company and had begun market research and business development in this area of business.  The Company is also engaged with a Major League Baseball Team, the San Diego Padres, to develop and deploy certain digital signage solutions with the Padres’ Petco Park baseball stadium.  The Company has entered into a strategic joint venture agreement with Convergent Holdings, as described in this report, in order to design, instill and operated digital signage networks into retail stores.

           Results of Operations for the three month period ended September 30, 2011 and 2010

General and Administrative expenses: General and Administrative expenses for the three month period ended September 30, 2011, were $83,913 compared to $787,835 in the same period in 2010. The decrease in expense is a direct result of the Company’s significant restructuring of its business, to now focus on the marketing and distribution of technology products and solutions.

Liquidity and Capital Resources: We have experienced net losses of $65,343 and $802,742 for the three months ended September 30, 2011 and 2010, respectively. At September 30, 2011, we had $556 in cash. As a development stage company in our new field of endeavor, we currently do not have significant revenue producing operations, and we must sustain operations through equity and debt financing.

Since our adoption of our new business plan in July of 2008, we have financed cash flow requirements through the issuance of common stock for cash and services and through loans. As we expand our operational activities, we will continue to experience net negative cash flows until we establish revenue producing operations with sufficient depth to offset our expenses. We hope to be able to obtain additional financing to fund operations through equity offerings and borrowings to the extent necessary to provide the necessary working capital to implement our business plan and achieve positive cash flow. Financing may not be available, and, if available, it may not be available on acceptable terms. Such financing it will likely have a negative impact on our financial condition and our shareholders. The sale of debt would, among other things, adversely impact our balance sheet, increase our expenses and increase our cash flow requirements. The sale of equity could, depending on the terms of its placement, among other things result in dilution to our shareholders. If we are unable to access sufficient funds when needed, obtain additional external funding or generate sufficient revenue from the sale of our products and services, we could be forced to curtail or possibly cease operations.

      Plan of Operations

In early 2011, the Company abandoned its focus on the RFID market, finding that it did not have the capital or human resources to effectively compete in that market against other better financed, established companies, and decided to further reduce its focus on the Digital Signage Market.  Specifically, the Company is working to sell a network of digital signage kiosks and screens into retail stores that would enable manufacturers of consumer goods to advertize, market and promote their product in-store via interactive, digital signage solutions.  By June of 2011, the Company was engaged with national retail sales, marketing and merchandising company and had begun market research and business development in this area of business.  The Company is also engaged with a Major League Baseball Team, the San Diego Padres, to develop and deploy certain digital signage solutions with the Padres’ Petco Park baseball stadium.  The Company has entered into a strategic joint venture agreement with Convergent Holdings, as described below, in order to design, instill and operated digital signage networks into retail stores.

This development led the Company to establish a joint venture with TechVentures Capital Investment Corp and at the same time became an authorized LG Electronics commercial display reseller in an effort to overcome pricing issues, to offer branded digital signage solutions in an attempt to compete in the digital signage market.

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

The Company has developed a joint venture with Convergent and Convergents’ Founder and CEO, Brooks Pickering. He has agreed to join the Company as a strategic advisor to provide end-to-end interactive digital signage solutions design and deployment experience and expertise to the Company’s clients.   Mr. Pickering was recently the advisor to Deutsche Bank in designing and deploying all guest experience technologies at the recently opened $3 billion Cosmopolitan of Las Vegas, a project that included: first-of-its-kind interactive room control, specialized projection systems, and the largest high-definition LCD video installation in the world.  The Company believes that is now has a resource partner to develop and deploy unique, integrated interactive digital signage solutions to it customers.  We believe that because of some of Convergents’ unique, proprietary technology, that we will be able to offer unique solutions at competitive prices to our prospective clients

As the Company has changed its business focus, the Company’s marketing efforts are focus entirely on selling business-to-business interactive digital signage solutions to select clients.  We are now engaged in broad based marketing efforts; though we do attend strategic industry trade shows.  The Company develops its client base primarily through face-to-face business development meetings.  We are focused on key companies who have strong presence in large retail food, drug and general merchandise chains in order to sell in-store, interactive digital signage solutions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

Item 4. Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended September 30, 2011, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has stipulated to a judgment against the Company in favor of Flair Packaging in the amount of $130,000. The Company and Flair Packaging have not reached a satisfactory agreement on the payment terms.

Item 1. A. Risk Factors

 Risks Related to Our Business

We are the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced recurring net losses from operations, which losses have caused an accumulated deficit of approximately $23,666,025 at September 30, 2011. In addition, we had a working capital deficit as of September 30, 2011 of $1,923,819. We had net losses of $65,343 for the period ended September 30, 2011 and $1,746,329 for the year ended June 30, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs.  If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate additional debt or equity financing, and thereafter establish sufficient cash flow to meet our obligations on a timely basis to retain such financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

We Do Not Own or Operate a R&D (RESEARCH and DEVELOPMENT) Engineering Team to Develop New Technology or Products

We do not own or operate a research facility or R&D team, nor do we develop new technology or products. We must rely on the research and development activities or our strategic partners.  If our agreements without Strategic partners were to terminate for any reason, we would likely find it difficult to find comparable services and relationships with new strategic partners on comparable terms. This would have an adverse effect on our financial condition and results of operations, and our efforts to implement our business plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011 the company received cash proceeds of $20,000 for stock to be issued at a later date.  The capital was used entirely for working capital.

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

Newport Digital Technologies, Inc. (Registrant)

November 11, 2011	By	/s/ Donald Danks
Donald Danks Chief Executive officer Principal Executive Officer